Form 10-Q
period 1995-06-30
SUPER 8 MOTELS LTD
filed 1995-08-23
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1995

                            Commission File 0-8913

                             SUPER 8 MOTELS, LTD
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  CALIFORNIA                            94 - 2514354
         ------------------------------               ------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)


          2030 J Street
          Sacramento, California                           95814
          --------------------------------------       --------------
          Address of principal executive offices          Zip Code



Registrant's telephone number,
including area code                                  (916) 442 - 9183

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes XX   No
    ----   ------

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            JUNE 30, 1995 AND 1994

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - June 30, 1995 and December 31, 1994            2

   Statement of Operations - Six Months Ended
   June 30, 1995 and 1994                                         3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1995 and 1994                        4

   Statement of Cash Flows - Six Months Ended
   June 30, 1995 and 1994                                         5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                         7 - 10

   Other Information and Signatures                          11 - 12

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                                BALANCE SHEET
                     JUNE  30, 1995 AND DECEMBER 31, 1994

                                                      1995        1994
                                                      ----        ----
                                        ASSETS
Current Assets:
  Cash and temporary investments                  $   542,828  $   502,138
  Accounts receivable                                  61,767       89,647
  Prepaid expenses                                     32,067       21,343
                                                   ----------   ----------
   Total current assets                               636,662      613,128

Property and Equipment:
  Buildings                                         5,189,887    5,189,887
  Furniture and equipment                           1,034,740    1,007,199
                                                   ----------   ----------
                                                    6,224,627    6,197,086
  Accumulated depreciation and amortization        (4,335,218)  (4,208,270)
                                                   ----------   ----------
   Property and equipment, Net                      1,889,409    1,988,816
                                                   ----------   ----------
Other Assets:                                          25,250       26,838
                                                   ----------   ----------
   Total Assets                                 $   2,551,321  $ 2,628,782
                                                   ==========   ==========

                            LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Current portion of note payable                 $    24,790  $    23,761
  Accounts payable and accrued liabilities            177,196      169,243
                                                   ----------   ----------
   Total current liabilities                          201,986      193,004

Long - Term Liabilities:
  Note payable                                        973,913      986,557
                                                   ----------   ----------
   Total liabilities                                1,175,899    1,179,561
                                                   ----------   ----------

Partners' Equity:
  General Partners                                     54,934       53,172
  Limited Partners                                  1,320,488    1,396,049
                                                   ----------   ----------
   Total partners' equity                           1,375,422    1,449,221
                                                   ----------   ----------

   Total Liabilities and Partners' Equity       $   2,551,321  $ 2,628,782
                                                   ==========   ==========

    The accompanying notes are an integral part of the financial statements

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                           STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                            Three Months Six Months  Three Months Three Months
                              Ended         Ended        Ended         Ended
                              6/30/95       6/30/95      6/31/94       6/31/94
                            ------------ ------------  ----------  -----------
Income:
  Guest room              $   883,889  $  1,608,232  $   817,988  $  1,532,622
  Telephone and vending        16,773        30,647       17,224        30,968
  Interest                      3,373         6,419        1,406         3,088
  Other                         2,847         5,363        2,081         4,002
                          -----------   -----------   ----------   -----------
   Total Income               906,882     1,650,661      838,699     1,570,680

Expenses:
  Motel operating expenses
   (Note 2)                   617,487     1,143,831      555,427     1,090,191
  General and administrative   16,436        47,563       14,033        43,337
  Depreciation & amortization  64,264       130,390       65,870       133,950
  Interest                     21,278        42,666       21,745        43,603
  Property management fees     45,179        82,232       41,664        78,085
  Partnership management fee   13,889        27,778       13,889        27,778
                          -----------   -----------   ----------   -----------
   Total Expenses             778,533     1,474,460      712,628     1,416,944
                          -----------   -----------   ----------   -----------

   Net Income (Loss)      $   128,349   $   176,201   $  126,071    $  153,736
                          ===========   ===========   ==========   ===========

Net Income (Loss) Allocable
 to General Partners           $1,283        $1,762       $1,261        $1,537
                          ===========   ===========   ==========   ===========

Net Income (Loss) Allocable
 to Limited Partners         $127,066      $174,439     $124,810      $152,199
                          ===========   ===========   ==========   ===========

Net Income (Loss)
 per Partnership Unit          $25.67        $35.24       $25.21        $30.75
                          ===========   ===========   ==========   ===========

Distribution to Limited Partners
 per Partnership Unit          $25.00        $50.00       $25.00        $50.00
                          ===========   ===========   ==========   ===========




     The accompanying notes are an integral part of the financial statements

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                         STATEMENT OF PARTNERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                      1995         1994
General Partners:
 Balance at beginning of year                    $    53,172   $    48,461
 Net income (loss)                                     1,762         1,537
                                                 -----------   -----------
  Balance at end of period                            54,934        49,998
                                                 -----------   -----------

Limited Partners:
 Balance at beginning of year                      1,396,049     1,429,691
 Net income (loss)                                   174,439       152,199
 Less: Cash distributions to
   Limited Partners                                 (250,000)     (250,000)
                                                 -----------   -----------
  Balance at end of period                         1,320,488     1,331,890
                                                 -----------   -----------

  Total balance at end of period                 $ 1,375,422   $ 1,381,888
                                                 ===========   ===========






















    The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                           STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         1995          1994
Cash flows from operating activities:
   Received from motel revenues                   $  1,672,721  $  1,566,693
   Expended for motel operations and
    general and administrative expenses             (1,304,093)   (1,247,188)
   Interest received                                     5,820         3,058
   Interest paid                                       (42,748)      (43,679)
                                                  -------------  ------------
     Net cash provided by operating activities         331,700       278,884
                                                  -------------  ------------
     Cash flows from investing activities:
   Purchases of property and equipment                 (29,395)      (19,516)
   Proceeds from sale of equipment                                       950
                                                  -------------  -----------
     Net cash provided (used) by investing activities  (29,395)      (18,566)
                                                  -------------  -----------
     Cash flows from financing activities:
   Principal payments on notes payable                 (11,615)      (10,685)
   Distributions paid to limited partners             (250,000)     (250,000)
                                                  -------------  -----------
     Net cash provided (used) by financing            (261,615)     (260,685)
      activities                                  -------------  -----------
     Net increase (decrease) in cash
       and temporary investments                        40,690          (367)
     Cash and Temporary Investments:
        Beginning of period                            502,138       360,751
                                                  -------------  -----------

                End of period                     $    542,828   $   360,384
                                                  ============== ===========
      Reconciliation of net income to net cash provided by operating activities:

   Net income (loss)                              $    176,201   $   153,736
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                    130,390       133,950
      Gain on sale of property                                          (950)
      (Increase) decrease in accounts receivable        27,880          (929)
      (Increase) decrease in prepaid expenses          (10,724)       (8,375)
      (Increase) decrease in other assets                                551
      Increase (decrease) in accounts payable
        and accrued liabilities                          7,953           901
                                                  -------------  -----------
         Total adjustments                             155,499       125,148
                                                  -------------  -----------
         Net cash provided by
           operating activities                   $    331,700   $   278,884
                                                  ============   ===========

  The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1995


Note 1:
-------
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1994 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates for the period.

          Property Management Fees            $    82,232

          Franchise Fees                      $    32,205

          Partnership Management Fees         $    27,778

Note 2:
-------
The following table summarizes the major components of motel operating expenses for the periods reported:

                          Three Months Six Months  Three Months  Six Months
                           Ended        Ended       Ended        Ended
                           6/30/95      6/30/95     6/30/94      6/30/94
                          ----------- ----------  ----------  ----------

Salaries and related costs $ 192,784  $  380,749  $  202,466  $  397,818
Rent                          46,389      92,779      45,717      90,230
Utilities                     38,902      76,064      35,009      69,805
Allocated costs,
 mainly indirect salaries     66,827     130,220      60,989     120,749
Other operating expenses     272,585     464,019     211,246     411,589
                          ----------  ----------  ----------  ----------
Total motel operating
 expenses                  $ 617,487  $1,143,831  $  555,427  $1,090,191
                          ==========  ==========  ==========  ==========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                JUNE 30, 1995

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership has current assets of $636,662 which exceed its current liabilities of $201,986 by $434,676. This surplus provides an operating reserve equal to 8.7% of the Partnership's original capital raised. While the Partnership agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization). Recurring seasonal cash flows have resulted in slight depletions and subsequent replenishments of the target operating reserve. the Limited Partners have received a stable distribution of $125,000 per quarter rather than reduced amounts after the slower winter quarter, offset by slightly increased distribution amounts after the summer quarter.



        As shown on the Statement of Cash Flows for the six months ended
June 30, 1995, the Partnership's cash resources increased by $40,690 during the period covered by this report as compared with a decrease of $367 during the corresponding period of the preceding fiscal year, which is an improvement pof $41,057. Other than operating cash flow, additional borrowing against Other properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.


        During the first six months of this fiscal year, the Partnership's expenditures for replacement and renovation (which include both capitalized replacements of personal property and certain non-recurring repairs and refurbishment to both real and personal property) amounted to approximately $106,391 (of which $29,395 was capitalized). These expenditures represent
6.6% of guest room revenues. The General Partner's guideline for this type of expenditure is 3% of annual guest room revenue. For operational efficiency, essentially all of this year's improvements were performed during the first two calendar quarters when occupancy is at its lowest point. The General Partner expects that the amounts expended during the whole of calendar 1995 will not exceed their guideline.


        No further significant renovation or replacement expenditures are anticipated during the remainder of the current fiscal year. The General Partner has decided to continue to fund long life replacements from cash flow rather than using leases as the rate spread between potential interest income and typical lease rates is too great. The Partnership will continue this policy while operational cash flow can satisfy operating needs, the current level of distributions to Limited Partners and the minor replacements and refurbishment necessary to maintain the properties in acceptable condition.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                JUNE 30, 1995
                                 (Continued)
               -----------------------------------------------

NEW ACCOUNTING STANDARDS

        SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF, requires the Partnership to disclose information about potential impairment to the value of long-lived assets. The Partnership is not required to adopt and does not currently plan to adopt SFAS No. 121 until its fiscal year ending December 31, 1996. The Partnership does not expect to make any disclosures about impairment of long-lived assets under SFAS No. 121.

RESULTS OF OPERATIONS

        The following is a comparison of the first six months of the fiscal year ending December 31, 1995 with the corresponding period of the preceding fiscal year.

                             Occupancy Percentage
                          1995                     1994
                  Current     Year to      Current     Year to
                  Quarter      Date        Quarter      Date
                  -------     -------      -------     -------
South
San Francisco       66.6%      62.9%        59.0%       58.4%
Sacramento          63.9%      57.9%        67.9%       65.1%
Modesto             74.3%      72.8%        72.1%       69.3%

Combined            67.5%       63.4%       65.7%       63.7%

                                Average Room Rate
                          1995                     1994
                  Current     Year to      Current     Year to
                  Quarter      Date        Quarter      Date
                  -------     -------      -------     -------
South
San Francisco     $49.28      $47.88       $48.50      $47.10
Sacramento        $41.44      $40.16       $37.47      $35.95
Modesto           $41.73      $40.94       $41.32      $40.64

Combined           $44.31     $43.14       $42.08      $40.89


    Total income increased by $79,981 or 5.1%. The major revenue item, guest room revenue, increased $75,610 or 4.9%, due to an increase in the combined average room rate during the first six months of 1995 as compared to the corresponding period of the previous fiscal year.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                JUNE 30, 1995
                                 (Continued)
               -----------------------------------------------

        The increases in the South San Francisco and Modesto occupancy rates were offset by the decline in the Sacramento occupancy rate. The South San Francisco motel has achieved a substantial increase in business from the corporate and group market segment. The Modesto motel derived its occupancy increase from the leisure market segment. The decrease in occupancy at the Sacramento property due to a 50% decline in the room nights provided by the McClellan Air Force Base. The base installed 30 additional rooms to its supply of on-base transient housing. Partially offsetting the loss of military rooms was an increase in the number of leisure rooms rented.

        The Partnership has been able to achieve average room rate increases in each of its three markets. The general market conditions in both of the San Francisco and Modesto markets has enabled the properties to reduce acceptance of discounted business and in favor of higher-rate corporate and leisure business. The Sacramento motel has achieved an increase in its leisure business while experiencing a decrease in its discounted military business. Sacramento's guest room revenue is actually higher than that achieved in the corresponding quarter of the previous fiscal year and is basically unchanged for the six month period covered by this report.

        Total expenses increased $57,516, or 4.1%. Motel operating expenses, the major expense component, increased by $53,640, or 4.9%. Included within the increased expenditures is a replacement roof for the Sacramento property in the amount of $21,517. The other increased expenses are due primarily to cost inflation.

FUTURE TRENDS

        The General Partners anticipate slightly improved market conditions for 1995 as compared with the previous fiscal year. The South San Francisco market, which traditionally generated 40% of the Partnership's room revenue, has substantially recovered from the recessionary conditions of the last two years. The General Partners have determined that cost control efforts will provide the best immediate return to the Partnership. The major components of the cost control program were in place by December 31, 1993 and have in significant increases in profitability.


        The Sacramento property historically has had significant occupancy from the McClellan Air Force Base. The Base added 30 additional rooms to its transit housing during 1994 which has had a negative effect on the Sacramento property's occupancy. The inclusion of the McClellan Air Force Base on the 1995 Department of Defense base closing list will have an additional negative effect on the property's future occupancy sometime after negative effect on the property's future occupancy sometime
1996 when base operations begin to wind down.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                JUNE 30, 1995
                                 (Continued)
               ------------------------------------------------

        In the opinion of Management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                        PART II.   OTHER INFORMATION
                        ----------------------------


     Item 1.                  Legal Proceedings
                              -----------------
                                 None

     Item 2.                  Changes in Securities
                              ---------------------
                                 None

     Item 3.                  Defaults upon Senior Securities
                              -------------------------------
                                 None

     Item 4.                  Submission of Matters
                              ---------------------
                                 None

     Item 5.                  Other Information
                              -----------------
                                 None

     Item 6.                  Exhibits and Reports on Form 8-K
                              --------------------------------
                                 None

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                              SUPER 8 MOTELS, LTD


              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer