Form 10-Q
period 1995-09-30
SUPER 8 MOTELS LTD
filed 1995-11-15
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended September 30, 1995

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

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1995 AND 1994

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - September 30, 1995 and December 31, 1994       2

   Statement of Operations - Nine Months Ended
   September 30, 1995 and 1994                                    3

   Statement of Changes in Partners' Equity -
   Nine Months Ended September 30, 1995 and 1994                  4

   Statement of Cash Flows - Nine Months Ended
   September 30, 1995 and 1994                                    5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                           7 - 9

   Other Information and Signatures                            10 - 11

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                                BALANCE SHEET
                  SEPTEMBER  30, 1995 AND DECEMBER 31, 1994
                  -----------------------------------------
                                                     1995        1994
                                                   ---------    --------
                                      ASSETS
Current Assets:
  Cash and temporary investments                 $   765,366 $   502,138
  Accounts receivable                                 86,453      89,647
  Prepaid expenses                                    36,521      21,343
                                                   ---------   ---------
   Total current assets                              888,340     613,128
                                                   ---------   ---------
Property and Equipment:
  Buildings                                        5,189,887   5,189,887
  Furniture and equipment                          1,039,428   1,007,199
                                                   ---------   ---------
                                                   6,229,315   6,197,086
  Accumulated depreciation and amortization       (4,398,885) (4,208,270)
                                                   ---------   ---------
   Property and equipment, Net                     1,830,430   1,988,816
                                                   ---------   ---------

Other Assets:                                         24,456      26,838
                                                   ---------   ---------
   Total Assets                                  $ 2,743,226 $ 2,628,782
                                                   =========   =========

                          LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Current portion of note payable                $    25,320 $    23,761
  Accounts payable and accrued liabilities           210,150     169,243
                                                   ---------   ---------
   Total current liabilities                         235,470     193,004

Long - Term Liabilities:
  Note payable                                       967,381     986,557
                                                   ---------   ---------
   Total liabilities                               1,202,851   1,179,561
                                                   ---------   ---------

Partners' Equity:
  General Partners                                    57,834      53,172
  Limited Partners                                 1,482,541   1,396,049
                                                   ---------   ---------
   Total partners' equity                          1,540,375   1,449,221
                                                   ---------   ---------

   Total Liabilities and Partners' Equity        $ 2,743,226 $ 2,628,782
                                                   =========   =========

   The accompanying notes are an integral part of the financial statements.
                                      -2-

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                           STATEMENT OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                -----------------------------------------------
                             Three       Nine        Three       Nine
                             Months      Months      Months      Months
                             Ended       Ended       Ended       Ended
                            9/30/95     9/30/95     9/30/94     9/30/94
                           ---------   ---------  ----------  ----------
Income:
  Guest room             $ 1,034,421 $ 2,642,652 $   941,881 $ 2,474,503
  Telephone and vending       24,961      55,609      15,053      46,020
  Interest                     5,030      11,449       2,369       5,456
  Other                       19,254      24,617       2,272       6,274
                           ---------   ---------   ---------   ---------
   Total Income            1,083,666   2,734,327     961,575   2,532,253

Expenses:
  Motel operating expenses   623,860   1,767,691     569,040   1,659,231
  General and
   administrative expenses    17,330      64,893      21,074      64,412
  Depreciation and
   amortization expense       64,461     194,850      65,226     199,175
  Interest                    21,138      63,804      21,628      65,231
  Property management fees    53,036     135,268      34,165     112,249
  Partnership management
   fees                       13,889      41,667      13,889      41,667
                           ---------   ---------   ---------   ---------
   Total Expenses            793,714   2,268,173     725,022   2,141,965
                           ---------   ---------   ---------   ---------

   Net Income (Loss)     $   289,952 $   466,154 $   236,553 $   390,288
                           =========   =========   =========   =========
Net Income (Loss) Allocable
 to General Partners          $2,900      $4,662      $2,366      $3,903
                           =========   =========   =========   =========
Net Income (Loss) Allocable
 to Limited Partners        $287,052    $461,492    $234,187    $386,385
                           =========   =========   =========   =========
Net Income (Loss)
 per Partnership Unit         $57.99      $93.23      $47.31      $78.06
                           =========   =========   =========   =========
Distribution to Limited Partners
 per Partnership Unit         $25.00      $75.00      $25.00      $75.00
                           =========   =========   =========   =========





 The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                        STATEMENT OF PARTNERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                -----------------------------------------------

                                                     1995        1994
                                                   ---------   ---------
General Partners:
 Balance at beginning of year                    $    53,172 $    48,461
 Net income (loss)                                     4,662       3,903
                                                   ---------   ---------
  Balance at end of period                            57,834      52,364
                                                   ---------   ---------
Limited Partners:
 Balance at beginning of year                      1,396,049   1,429,691
 Net income (loss)                                   461,492     386,385
 Less: Cash distributions to
   Limited Partners                                 (375,000)   (375,000)
                                                   ---------   ---------
  Balance at end of period                         1,482,541   1,441,076
                                                   ---------   ---------

  Total balance at end of period                 $ 1,540,375 $ 1,493,440
                                                   =========   =========




























 The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                           STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                -----------------------------------------------

                                                     1995        1994
                                                   ---------   ---------
Cash flows from operating activities:
   Received from motel revenues                  $ 2,728,039 $ 2,511,312
   Expended for motel operations and
    general and administrative expenses           (1,983,664) (1,886,068)
   Interest received                                   9,482       5,402
   Interest paid                                     (63,929)    (65,346)
                                                   ---------   ---------
      Net cash provided by operating activities      689,928     565,300
                                                   ---------   ---------

Cash flows from investing activities:
   Purchases of property and equipment               (34,083)    (38,678)
   Proceeds from sale of equipment                                 1,350
                                                   ---------   ---------
      Net cash (used) by investing activities        (34,083)    (37,328)
                                                   ---------   ---------

Cash flows from financing activities:
   Principal payments on notes payable               (17,617)    (16,199)
   Distributions paid to limited partners           (375,000)   (375,000)
                                                   ---------   ---------
      Net cash (used) by financing activities       (392,617)   (391,199)
                                                   ---------   ---------

      Net increase (decrease) in cash
       and temporary investments                     263,228     136,773

      Cash and Temporary Investments:
        Beginning of period                          502,138     360,751
                                                   ---------   ---------
                End of period                    $   765,366 $   497,524
                                                   =========   =========

Reconciliation of net income to net cash provided by operating activities
   Net income (loss)                             $   466,154 $   390,288
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                  194,850     199,175
      Gain on sale of property                                    (1,350)
      (Increase) decrease in accounts receivable       3,194     (15,539)
      (Increase) decrease in prepaid expenses        (15,178)     (8,760)
      (Increase) decrease in other assets                            551
      Increase (decrease) in accounts payable
        and accrued liabilities                       40,908         935
                                                   ---------   ---------
         Total adjustments                           223,774     175,012
                                                   ---------   ---------
         Net cash provided by
           operating activities                  $   689,928 $   565,300
                                                   =========   =========

 The accompanying notes are an integral part of the financial statements.

                            SUPER 8 MOTELS, LTD.
                    (A California Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995
                   ------------------------------------


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

          Property Management Fees                   $    135,268

          Franchise Fees                             $     52,853

          Partnership Management Fees                $     41,667

Note 2:
-------
The following table summarizes the major components of motel operating expenses for the periods reported:

                            Three          Nine           Three         Nine
                           Months         Months         Months        Months
                            Ended          Ended          Ended         Ended
                           9/30/95        9/30/95        9/30/94       9/30/94
                          ---------      ---------      ---------     ---------
Salaries and related   $    210,518   $    591,267   $    209,230  $    607,048
Rent                         46,389        139,168         47,003       137,234
Utilities                    52,870        128,935         44,512       114,317
Allocated costs,
 mainly indirect salaries    67,580        197,800         63,553       184,302
Other operating expenses    246,503        710,521        204,742       616,330
                          ---------      ---------      ---------      --------
Total motel operating
 expenses              $    623,860   $  1,767,691   $    569,040  $  1,659,231
                          =========     ==========      =========     =========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                               SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                              SEPTEMBER 30, 1995
                 ------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

        The Partnership has current assets of $888,340 which exceed its current liabilities of $235,470 by $652,870. This surplus provides an operating reserve equal to 13% of the Partnership's original capital raised. While the Partnership agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization). Recurring seasonal cash flows have resulted in slight depletions and subsequent replenishments of the target operating reserve. The General Partner has set distributions to Limited Partners at a steady $125,000 per quarter in recent years rather than causing such distributions to vary with seasonal cash flows.

        As shown on the Statement of Cash Flows for the nine months ended September 30, 1995, the Partnership's cash resources increased by $263,228 during the period covered by this report as compared with an increase of $136,773 during the corresponding period of the preceding fiscal year, which is an improvement of $126,445. Other than operating cash flow, additional borrowing against the properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.

        During the first nine months of this fiscal year, the Partnership's expenditures for replacement and renovation (which include both capitalized replacements of personal property and certain non-recurring repairs and refurbishment to both real and personal property) amounted to approximately $136,165 (of which $34,083 was capitalized). These expenditures represent 5.2% of guest room revenues. The General Partner's guideline for this type of expenditure is 3% of annual guest room revenue. The General Partner has authorized its guideline to be exceeded this year and possibly next year for some renovation at its South San Francisco property.

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


NEW ACCOUNTING STANDARDS
-------------------------

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

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                              SEPTEMBER 30, 1995
                 ------------------------------------------------

RESULTS OF OPERATIONS
---------------------
        The following is a comparison of the first nine months of the fiscal year ending December 31, 1995 with the corresponding period of the preceding fiscal year.

                             Occupancy Percentage
                          1995                     1994
                  Current     Year to      Current     Year to
                  Quarter      Date        Quarter      Date
                  -------     -------      -------     -------
South
San Francisco       85.6%      70.6%        75.2%       64.1%
Sacramento          60.5%      58.8%        63.9%       64.7%
Modesto             83.2%      76.3%        76.1%       71.6%

Combined            75.1%      67.3%        71.0%       66.2%

                                Average Room Rate
                          1995                     1994
                  Current     Year to      Current     Year to
                  Quarter      Date        Quarter      Date
                  -------     -------      -------     -------
South
San Francisco     $52.48      $49.76       $50.46      $48.43
Sacramento        $41.65      $40.68       $39.47      $37.12
Modesto           $41.51      $41.15       $42.23      $41.23

Combined          $46.06      $44.24       $44.39      $42.16




        Total income increased by $202,074 or 8.0%. The major revenue item, guest room revenue, increased $168,149 or 6.8%, due to an increases in both the combined average room rate and in the occupancy rate during the first nine months of 1995 as compared to the corresponding period of the previous fiscal year.

        The increases in the South San Francisco and Modesto occupancy rates were offset by the decline in the Sacramento occupancy rate. The South San Francisco motel has achieved a substantial increase in business from the corporate and group market segment. The Modesto motel derived its occupancy
increase from the leisure market segment.   The decrease in occupancy at the
Sacramento property was due to a decline in the room nights provided by the McClellan Air Force Base. The base installed 30 additional rooms to its supply of on-base transient housing. As a result , and not withstanding the occupancy decrease discussed above, during the period covered by this report, the Sacramento motel's guest room revenue is basically unchanged from the same nine month period of the preceding fiscal year.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                              SEPTEMBER 30, 1995
                 ------------------------------------------------

        The Partnership has been able to achieve average room rate increases in each of its three markets. The general market conditions in both of the South San Francisco and Modesto markets has enabled the properties to reduce acceptance of discounted business and in favor of higher-rate corporate and leisure business. The Sacramento motel has achieved an increase in its leisure business while experiencing a decrease in its discounted military business. Sacramento's guest room revenue is actually higher than that achieved in the corresponding quarter of the previous fiscal year and is basically unchanged for the nine month period covered by this report.

        Total expenses increased $126,208, or 5.9%.  Motel operating expenses,
the major expense component, increased by $108,460, or 6.5%.   Included within
the increased expenditures is a replacement roof for the Sacramento property in the amount of $21,517. The other increased expenses are due primarily to costs associated with the increased occupancy.

FUTURE TRENDS
-------------

        The General Partners anticipate slightly improved market conditions for 1995 as compared with the previous fiscal year. The South San Francisco market, which traditionally generated 40% of the Partnership's room revenue, has substantially recovered from the recessionary conditions of the last two years. The General Partners have determined that cost control efforts will provide the best immediate return to the Partnership. The major components of the cost control program were in place by December 31, 1993 and have resulted in significant increases in profitability.

        The Sacramento property historically has had significant occupancy from the McClellan Air Force Base. The Base added 30 additional rooms to its transit housing during 1994 which has had a negative effect on the Sacramento property's occupancy. The inclusion of the McClellan Air Force Base on the 1995 Department of Defense base closing list will have an additional negative effect on the property's future occupancy sometime after 1996 when base operations begin to wind down.

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









                              SUPER 8 MOTELS, LTD


              11-13-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              11-13-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer