Form 10-K
period 1995-12-31
SUPER 8 MOTELS LTD
filed 1996-03-28
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549
		      ----------------------------------

				  FORM 10-K

	( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

		  For the Fiscal Year Ended  December 31, 1995

			Commission file number 0-8913

			     SUPER 8 MOTELS, LTD.
			     --------------------
	    (Exact name of registrant as specified in its charter)

		California                        94-2514354
      -------------------------------       ----------------------
      (State or other jurisdiction of       (I.R.S. Employer Iden-
       incorporation or organization)          tification No.)


       2030 J Street, Sacramento, California              95814
      ----------------------------------------          ----------
      (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code:   (916)442-9183

    Securities registered pursuant to Section 12 (b) of the Act: None
      Securities registered pursuant to Section 12 (g) of the Act:

		    UNITS OF LIMITED PARTNERSHIP INTEREST
		    -------------------------------------
			       (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No __

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

  State the aggregate market value of the voting stock held by non-affiliates of the registrant.

				 Inapplicable

		      DOCUMENTS INCORPORATED BY REFERENCE

				     None

				    PART I

Item 1.  BUSINESS
-----------------

General Development of Business
-------------------------------

	Super 8 Motels, Ltd. (the "Partnership") is a limited partnership which was organized under the California Uniform Limited Partnership Act on August 25, 1978. The general partner of the Partnership is Grotewohl Management Services, Inc. (the "General Partner"), a California corporation which is wholly-owned by Philip B. Grotewohl.

	In an offering which terminated on January 8, 1979, 5,000 units of limited partnership interest in the Partnership (the "Units") were offered and sold at a purchase price of $1,000 per Unit.

	The proceeds of the offering have been expended for the acquisition (by lease) and development of three properties located in South San Francisco, Modesto and Sacramento County, California, all of which are currently operational motel properties. These motels are managed and operated by the Partnership under the name "Super 8 Motel."

	There is hereby incorporated by reference herein the information regarding the Partnership's motel properties contained in Item 2 of this report.

Narrative Description of Business
---------------------------------

(a)  Franchise Agreements

	The Partnership operates each of its motel properties as a franchisee of Super 8 Motels, Inc. through sub-franchises obtained from Super 8 Management Corporation. In March 1988, Brown & Grotewohl, a California general partnership which is an affiliate of the General Partner, became sub-franchisor in the stead of Super 8 Management Corporation. As of December 31, 1995, Super 8 Motels, Inc. had franchised a total of 1,366 motels having an aggregate of 83,748 guest rooms in operation.

The objective of the Super 8 Motel chain is to maintain a competitive position in the motel industry by offering to the public comfortable, no-frills accommodations at a budget price. Each Super 8 Motel provides its guests with attractively decorated rooms, free color television, direct dial telephone and other basic amenities, but eliminates or modifies other items to provide substantial cost reduction without seriously affecting comfort or convenience. Some of these savings are accomplished by reductions in room size, elimination of expensive lobbies, and by substantial economies in building construction.

	By the terms of each franchise agreement with Super 8 Motels, Inc., the Partnership pays monthly franchise fees equal to 4% of its gross room revenues (half of which is paid to the sub-franchisor) and contributes an additional 1% of its gross room revenues to a fund administered by Super 8 Motels, Inc. to finance the national reservation and promotions program.

(b)  Operation of the Motels

	The General Partner manages and operates the Partnership's motels. The General Partner's management responsibilities include, but are not limited to, supervision and direction of the Partnership's employees having direct responsibility for the operation of each motel, establishment of room rates and direction of the promotional activities of the Partnership's employees. In addition, the General Partner directs the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The Partnership's financial activities are performed by the individual motel staffs and a centralized accounting staff, all of which work under the direction of the General Partner. Together, these staffs perform all bookkeeping duties in connection with each motel, including all collections and all disbursements to be paid out of funds generated by motel operations or otherwise supplied by the Partnership.

	As of December 31, 1995, the Partnership employed a total of 54 persons, either full or part-time at its three motel properties, including 14 desk clerks, 32 housekeeping and laundry personnel, three maintenance personnel, two van drivers, and three motel managers.

	In addition, and as of the same date, the Partnership employed 12 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, sales and marketing and motel supervisory personnel, an attorney, secretarial personnel, and purchasing personnel. The attorney, who is also the Director of Operations, is David P. Grotewohl, son of Philip B. Grotewohl. Also employed by the Partnership on a part-time basis is Julie Grotewohl, daughter of Philip Grotewohl, as Director of Sales, and Mark Grotewohl, son of Philip Grotewohl, as Director of Marketing. Mark Grotewohl is the property manager of the Sacramento motel on a part-time basis.

(c)  Property Acquisition and Development

	The net proceeds of the offering of the Units, and financing in the amount of $850,000 secured by deeds of trust on each of the three Partnership motels, was expended in connection with the acquisition (by lease) and development of three properties located in South San Francisco, Modesto and Sacramento County, California, respectively.

	It is the present intention of the General Partner that the proceeds of any sale or refinancing be distributed to the Limited Partners rather than reinvested.

(d)  Competition

	As discussed in greater detail below, each area in which its motel properties are located the Partnership faces intense competition from in motels of varying quality and size, including other budget motels which are part of nationwide chains and which have access to nationwide reservation systems.

	Super 8 Motels offer accommodations at the upper end, in terms of facilities and prices, of the budget segment of the lodging industry. Generally, Super 8 Motels offer larger rooms and higher quality furnishings at higher rates than motels franchised under the trade-names Motel 6, Western 6, Econolodge and Red Roof Inn.

Item 2.  PROPERTIES
-------------------

	The net proceeds of the offering of Units have been expended for the acquisition (by lease) and development of three properties located in Sacramento County, South San Francisco and Modesto, California. The aggregate acquisition and development cost of the properties was funded with such proceeds and financing in the amount of $850,000 secured by deeds of trust to each of the motels. This original loan was subsequently repaid on April 8,1988 with the proceeds of the San Francisco Federal Savings & Loan Association (SFFSLA) loan described in Note 6 of the Financial Statements. The SFFSLA loan bears interest at the rate of 3% over the Federal Home Loan Bank Board 11th District Cost of Funds with a minimum interest rate of 8.5% and requires monthly payments of principal and interest in the amount of $9,061. The SFFSLA loan, which is secured by a deed of trust encumbering the South San Francisco motel, matures May 1, 2003, at which time a "balloon" payment of approximately $740,000 will be due and payable.

(a)  Sacramento County

	Description of Motel. The Partnership is the lessee of approximately 241,000 square feet of land located at the northeast corner of Madison Avenue and Hillsdale Boulevard, and adjacent to Interstate Highway 80, in Sacramento County, California. The site is located to the east of the City of Sacramento. The Partnership has constructed a 128-room motel on the site. Construction of the motel was completed and the motel commenced operations in April 1980.

	The property site consists of two leased parcels. The leases provide for payment by the Partnership of all taxes, utilities and costs of maintenance in addition to the monthly rent, and will expire on June 30, 2013. Pursuant to the lease agreements, the Partnership has five consecutive 10-year renewal options. The leases provide for adjustments to the monthly rent every two years according to changes in the Consumer Price Index for all Urban Consumers for the San Francisco-Oakland Area (the "CPI"). The total monthly rent was adjusted to $9,277 ($111,325 annually) as of July 1, 1994.

The leases provide that the improvements constructed by the Partnership on the leased premises will remain the property of the Partnership during the lease term but that upon expiration of the leases, title to any such improvements will pass to the lessor. The Partnership has subleased several unused portions of the motel site as described below. As a result of the development discussed below, the General Partner regards the Sacramento site as completely developed.

	Madison Avenue Properties Sublease. On February 25, 1983 the Partnership entered into a sublease with Madison Avenue Properties (an unaffiliated developer which is a general partnership of which Jim White, Norbert J. Havlick, William J. Hughes, Jr. and Merle D. Gilliland are the partners) of an undeveloped portion of the motel site comprising approximately 38,000 square feet. Construction of a restaurant and cocktail lounge facility on the property was completed and the facility opened for business in April 1984.

	The sublease to Madison Avenue Properties extends through March 31, 2003, and has five consecutive 10-year renewal options (but does not require the Partnership to extend the term of its master leases for the property.) The cost of improvements and all maintenance, taxes and utilities are the responsibility of the sublessee. The Partnership and the fee owner of the property have agreed to subordinate their interests therein to encumbrances securing permanent financing for the restaurant and cocktail lounge facility.

	The annual rent payable to the Partnership is equal to the greater of 1.5% of gross receipts generated by the restaurant and cocktail lounge facility, or a fixed annual rent. The fixed annual rent is adjusted every two years according to changes in the CPI. On April 1, 1994 the fixed annual rent was increased to $34,385.

	The total rent earned by the Partnership during the last three years is as follows:

				   Year     Rent
				  ------  ---------
				   1993    $35,688
				   1994    $34,012
				   1995    $34,385

	KMH Trinity Properties Sublease. During December 1986, the Partnership entered into a sublease with KMH Trinity Properties ("KMH") of another undeveloped portion of the motel site consisting of approximately 33,000 square feet. KMH is an unaffiliated limited partnership of which Kenneth L. Mackey and William J. Hughes, Jr. are the general partners.

	The sublease to KMH is for a term expiring on June 30, 2013, with five consecutive 10-year renewal options exercisable by KMH. Because the initial terms of the Partnership's leases of the overall motel property end on June 30, 2013, the Partnership has agreed in the sublease to exercise up to two of its 10-year renewal options in the event that KMH elects to extend the basic term of its sublease with the Partnership.

	The sublease provides for a minimum annual rent which is adjusted every two years for changes in the CPI. On December 1, 1994 the minimum annual rent was adjusted to $29,672.

	Pursuant to the sublease, KMH has developed and is operating a retail shopping center on the subleased land. KMH is required to pay, in addition to the minimum rent described above, 25% of all rent received each year from tenants of the shopping center in excess of a sum which is equal to $1.05 multiplied by the rentable square footage of the shopping center (9,930 square feet). The shopping center opened in September 1987. The total annual rent (including the minimum rent) earned by the Partnership during the last three years is as follows:

				   Year     Rent
				  ------  ---------
				   1993    $31,951
				   1994    $30,309
				   1995    $29,672

	Sterling Equity Investments Sublease. During November 1987, the Partnership entered into a sublease with Sterling Equity Investments ("Sterling") of an undeveloped portion of the motel site consisting of approximately 27,000 square feet. Sterling is an unaffiliated general partnership of which Kenneth L. Mackey and William J. Hughes, Jr. are the partners.

	The sublease is for a term expiring on June 30, 2013, with five consecutive 10-year renewal options exercisable by Sterling. Because the initial terms of the Partnership's leases of the property end on June 30, 2013, the Partnership has agreed in the sublease to exercise up to two of its 10-year renewal options in the event that Sterling elects to extend the basic term of its sublease with the Partnership.

	The sublease provides for a minimum annual rent which is adjusted every two years for changes in the CPI. On November 12, 1995, the minimum annual rent was adjusted to $19,676.

	Pursuant to the sublease Sterling has developed and is operating a retail shopping center on the subleased land. Sterling is required to pay, in addition to the minimum rent described above, 25% of all rent received in each year from tenants of the shopping center in excess of a sum which is equal to $1.10 multiplied by the rentable square footage of the shopping center (9,069 square feet). The shopping center opened in July 1988. The total annual rent (including the minimum rent) earned by the Partnership during the last three years is as follows:

				   Year     Rent
				  ------  ---------
				   1993    $17,789
				   1994    $18,912
				   1995    $19,001

	Motel Operations. The Sacramento motel achieved the following average occupancy rates and average room rates for the years 1995, 1994 and 1993:

				  Average Occupancy Rate
				   1995    1994    1993
				  ------- ------- -------
		   January         44.2%   52.0%   48.7%
		   February        53.9%   63.5%   70.8%
		   March           57.4%   71.4%   60.8%
		   April           61.8%   61.0%   68.6%
		   May             57.3%   63.7%   72.4%
		   June            72.9%   79.1%   63.3%
		   July            56.8%   59.1%   73.9%
		   August          70.2%   74.1%   83.9%
		   September       54.2%   58.4%   69.5%
		   October         47.9%   61.3%   59.5%
		   November        36.2%   56.4%   50.1%
		   December        32.7%   43.2%   41.3%

		   Annual Average  53.8%   61.9%   63.5%

				     Average Room Rate
				   1995    1994    1993
				  ------- ------- -------
		  January         $38.88  $34.24  $38.31
		  February        $38.21  $35.08  $36.36
		  March           $38.63  $33.65  $37.68
		  April           $40.29  $36.80  $37.78
		  May             $42.26  $39.28  $40.69
		  June            $41.74  $36.48  $38.89
		  July            $43.58  $38.73  $37.46
		  August          $40.28  $39.18  $35.02
		  September       $41.39  $40.63  $36.09
		  October         $41.90  $38.21  $36.62
		  November        $44.22  $37.01  $36.53
		  December        $42.61  $37.21  $37.53

		  Annual Average  $41.06  $37.21  $37.38

	The following lodging facilities provide direct and indirect competition to the Partnership's Sacramento County motel:

							 APPROXIMATE
					   NUMBER       DISTANCE FROM
		 FACILITY                 OF ROOMS        THE MOTEL
	       ---------------           ----------   ------------------
	       Motel 6                       82          Across Street
	       Holiday Inn                  350           0.25 mile
	       La Quinta Motel              130           0.50 mile
	       Oxford Suites                131           5.00 miles

	The Sacramento County motel's patronage consists primarily of leisure, military and corporate sources. The motel has significant weekend patronage from sports teams and vacation travelers. In 1995 the nearby McClellan Air Force base accounted for approximately 14% of the room revenue and approximately 19% of the occupied rooms. McClellan Air Force Base has become a candidate for
closure.   Based on current conditions in the Sacramento area lodging market, such closure would have a significant negative impact on the Partnership's business. Further, the base has added 30 rooms of on-base transient housing during 1994 which caused McClellan Air Force base's share of occupancy to decline from 30% in 1994 to 19% in 1995.

(b)  South San Francisco

	Description of Motel. The Partnership is the lessee of two parcels of approximately 81,330 square feet of land located at the corner of Mitchell and West Harris Avenues in the City of South San Francisco, approximately two miles north of the San Francisco International Airport. One of the two parcels leased was actually a sublease until the Partnership's landlord purchased the subleased area in 1984 from an unrelated party. In 1984 the original lease was modified to reflect the changed ownership, and had substantially the same terms and conditions as the original lease. The Partnership has constructed a 117-room motel on the site. Construction of the motel was completed and motel operations commenced on December 5, 1979.

	The leases provide for payment by the Partnership of all taxes, utilities and costs of maintenance and expire, according to their terms, on December 31, 2007. Each lease provides for five consecutive five-year renewal options exercisable by the Partnership. The monthly rent for each parcel is
adjusted at five-year intervals according to changes in the CPI.   As of
December 15, 1993 the rent was adjusted to $7,547 per month ($90,564 per year).

	Improvements constructed by the Partnership on the subleased premises will remain the property of the Partnership during the sublease term. However, upon the expiration of the subleases, title to any such improvements will pass to the lessor.

	Motel Operation. The South San Francisco motel achieved the following average occupancy rates and average room rates for the years 1995, 1994 and 1993:

				  Average Occupancy Rate
				   1995    1994    1993
				  ------- ------- -------
		  January          59.1%   54.0%   45.6%
		  February         56.6%   53.1%   49.8%
		  March            61.6%   65.8%   53.2%
		  April            53.0%   46.0%   51.5%
		  May              68.9%   61.3%   66.7%
		  June             77.9%   69.7%   65.0%
		  July             82.9%   75.5%   74.2%
		  August           88.0%   75.4%   83.6%
		  September        86.0%   74.7%   73.4%
		  October          75.7%   73.6%   74.5%
		  November         67.2%   61.4%   52.8%
		  December         54.9%   53.4%   46.1%

		  Annual Average   69.4%   63.8%   61.5%

				     Average Room Rate
				   1995    1994    1993
				  ------- ------- -------
		  January         $46.22  $45.28  $47.36
		  February        $46.20  $45.51  $45.86
		  March           $46.43  $46.09  $47.33
		  April           $50.00  $48.33  $50.20
		  May             $49.42  $47.40  $51.04
		  June            $48.67  $49.61  $51.47
		  July            $51.24  $50.20  $53.08
		  August          $53.57  $51.33  $53.54
		  September       $52.56  $49.83  $51.05
		  October         $48.67  $47.64  $47.24
		  November        $48.16  $47.04  $46.19
		  December        $48.28  $46.89  $46.04

		  Annual Average  $49.43  $48.13  $49.64

	The following lodging facilities provide direct and indirect competition to the Partnership's South San Francisco motel:

							 APPROXIMATE
					   NUMBER       DISTANCE FROM
		 FACILITY                 OF ROOMS        THE MOTEL
	       ----------------------    ----------   ------------------
		Ramada Inn                  250          Across Street
		Econo Lodge                  51            Adjacent
		La Quinta Motor Inn         174           0.25 mile
		TraveLodge                  200           0.50 mile
		Grosvenor Inn               210           0.50 mile
		Comfort Suites              165           1.00 mile
		Days Inn                    200           2.00 mile

	The major sources of patronage at the motel are leisure travelers and business travelers. No single account supplies as much as 5% of the motel's patronage.

(c)  Modesto

	Description of Motel. The Partnership is the lessee of 2.188 acres of land in the City of Modesto on Orangeburg Avenue near Evergreen Road, located immediately east of U.S. Highway 99, upon which it has constructed an 80-room motel. Construction of the motel was completed and operations commenced during April 1980.

	The lease term commenced on September 15, 1978 and will expire on September 13, 2029. The lease may be extended at the Partnership's option for three additional 10-year periods. The monthly rent is adjusted at three-year intervals according to changes in the CPI. The rent was adjusted effective September 15, 1993 to $5,553 per month ($66,637 per year).

	During the term of the lease, the Partnership is responsible for the payment of all taxes, utilities and costs of maintenance. The lease provides that the improvements on the premises are the property of the Partnership until the termination of the lease, at which time they will become the property of the lessor.

	Motel Operation. The Modesto motel achieved the following average occupancy rates and average room rates for the years 1995, 1994 and 1993:

				  Average Occupancy Rate
				   1995    1994    1993
				 -------  ------- -------
		  January         58.1%    59.9%   53.1%
		  February        78.8%    68.4%   67.3%
		  March           77.6%    71.4%   69.0%
		  April           70.0%    70.5%   70.4%
		  May             74.6%    66.0%   70.7%
		  June            78.3%    80.1%   83.2%
		  July            80.6%    78.0%   90.2%
		  August          86.8%    78.8%   82.7%
		  September       82.1%    71.2%   80.4%
		  October         73.2%    68.4%   72.5%
		  November        62.0%    68.0%   62.8%
		  December        56.1%    70.8%   52.7%

		  Annual Average  73.2%    71.0%   71.2%

				     Average Room Rate
				   1995    1994    1993
				  ------  ------  ------
		  January         $40.55  $39.78  $42.46
		  February        $39.34  $39.91  $41.75
		  March           $40.46  $39.98  $40.95
		  April           $41.20  $40.29  $40.26
		  May             $41.55  $41.65  $40.04
		  June            $42.38  $41.95  $40.57
		  July            $42.17  $41.80  $38.94
		  August          $41.49  $42.46  $40.12
		  September       $40.86  $42.45  $39.22
		  October         $40.71  $41.09  $40.41
		  November        $40.63  $40.34  $40.69
		  December        $40.93  $39.88  $40.53

		  Annual Average  $41.06  $41.02  $40.39

	The following lodging facilities provide direct and indirect competition to the Partnership's Modesto motel:

							 APPROXIMATE
					   NUMBER       DISTANCE FROM
		 FACILITY                 OF ROOMS        THE MOTEL
	       -----------------------   ----------   ------------------
		Ramada Inn                  115           0.10 mile
		Holiday Inn                 188           0.25 mile
		Mallard's Best Western      120           0.50 mile
		Red Lion                    285           2.00 miles

	The major sources of patronage at the Modesto motel are business travelers, leisure travelers and many sports teams attending athletic events in the area. No single account generates as much as 5% of the motel's total patronage.

Item 3.  LEGAL PROCEEDINGS
--------------------------

	Inapplicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

	Inapplicable

				    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Information
------------------

	The Units are not freely transferable and no public market in the Units has developed or is expected to develop.

Holders
-------

     As of December 31, 1995, 809 investors (the "Limited Partners") held Units in the Partnership.

Distributions
-------------

	In the discretion of the General Partner distributions are made from "Operational Cash Flow," defined in the Partnership's Certificate and Agreement of Limited Partnership, as amended (the "Partnership Agreement") as total cash receipts from Partnership operations less cash operating disbursements. Except for payment to the General Partner of a property management fee (see Item 11 hereof), distributions of Operational Cash Flow are generally allocated between and paid to the General Partner and Limited Partners as follows:

	(1)  Ninety percent to the Limited Partners;

	(2)  Ten percent to the General Partner.

	Notwithstanding the foregoing, however, the General Partner's distributions from Operational Cash Flow are deferred and paid to the General Partner only after payment to the Limited Partners of distributions from Operational Cash Flow equal to 10% of their capital contributions, calculated on a cumulative annual basis (the "Preferred Return"), and payment to the General Partner of deferred and current property management fees. (See Item 11 hereof.) Distributions of Operational Cash Flow to the Limited Partners satisfied the Preferred Return after the distribution made for the quarter ending December 31, 1985 and in each subsequent year, together with payment of all current and accrued property management fees. (See Item 11 hereof.) Accordingly, for any year in which the Limited Partners receive the Preferred Return calculated on a cumulative annual basis and after payment of any current property management fees (see Item 11 hereof), the General Partner will be entitled to its share of distributions from Operational Cash Flow for such year.

	The following distributions to the Limited Partners were made during the years 1994 and 1995:

				       Total           Amount
		       Date         Distribution      Per Unit
		    ----------     --------------    ----------
		     2/15/94          $125,000          $25.00
		     5/15/94          $125,000          $25.00
		     8/15/94          $125,000          $25.00
		     11/15/94         $125,000          $25.00
		     2/15/95          $125,000          $25.00
		     5/15/95          $125,000          $25.00
		     8/15/95          $125,000          $25.00
		     11/15/95         $125,000          $25.00

	See Item 11 for the amount of distributions to the General
Partner.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------


			      SUPER 8 MOTELS, LTD.


	Following are selected financial data for the Partnership for its last five fiscal years ended December 31, 1995, 1994, 1993, 1992 and 1991.

				      Years Ended December 31:
		      ----------------------------------------------------------
			 1995        1994        1993        1992        1991
		      ----------  ----------  ----------  ----------  ----------
Guest room income     $3,373,790  $3,236,373  $3,252,522  $3,392,719  $3,185,165
Net Income              $530,783    $471,069    $227,464    $324,269    $262,035

Per Partnership Unit:
   Cash distributions    $100.00     $100.00     $100.00     $100.00     $102.50
   Net income            $105.01      $93.27      $45.04      $64.21      $52.41


					      December 31:
		      ----------------------------------------------------------
			 1995        1994        1993        1992        1991
		      ----------  ----------  ----------  ----------  ----------
Total Assets          $2,618,110  $2,628,782  $2,671,473  $2,987,613  $3,211,708
Long-Term Debt          $960,709    $986,557  $1,010,318  $1,032,150  $1,057,650

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION
------------

Liquidity and Capital Resources
-------------------------------

	The General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient cash to meet its cash needs, is adequate. The Partnership's current assets of $748,521 exceed its current liabilities of $177,397 by $571,124. These net current assets provide a reserve in excess of the General Partner's target of $250,000. The Partnership's primary source of internal liquidity is revenues from motel operations, which, since commencement of motel operations, have been sufficient to satisfy the Partnership's cash needs, including repayment of debt interest and principal, capital improvements and distributions to the Limited Partners and General Partner. The Partnership's Statements of Cash Flows reflects an increase in cash and temporary investments during the fiscal year covered by this report.

	The Partnership's properties are currently unencumbered except for the loan described in Item 2 above, the principal balance of which was $986,571 at December 31, 1995. Although no assurance can be had in this regard, the General Partner believes that the Partnership's equity in its properties provides a potential source of external liquidity (through financing) in the event the Partnership's internal liquidity is impaired.

	Since commencement of motel operations, the Partnership has, either by purchase or lease, expended cash for the improvement and refurbishment of its motels. All such expenditures have been funded with the Partnership's revenue from motel operations.

	The Partnership expended 6.8% of room revenue on renovation and replacements during the fiscal year covered by this report. The $229,206 expended (of which $128,748 was capitalized) included $16,797 in guest room tub repairs, $12,925 in replacement guest room chairs, $9,142 in replacement bedspreads, $8,256 for replacement air conditioning units, $8,007 in replacement lamps and lampshades, $5,788 for guest room wallpaper and $5,553 for building repairs. The items capitalized included $33,364 for roof replacements in Sacramento and Modesto, $39,781 in guest room carpet, $12,039 to rekey the South San Francisco property, $28,730 for shuttle vehicles at the South San Francisco property, $4,940 for an ice machine at the Sacramento property, $2,797 for a replacement dryer in Modesto and $2,191 for a new computer in Modesto.

	The Partnership expended 4.6% of room revenue on renovation and replacements during the fiscal year ended December 31, 1994. The $150,181 expended (of which $90,107 was capitalized) included $47,682 for guest room carpets, $19,162 for an airport shuttle van for the South San Francisco property and $17,148 for new television sets for the Sacramento and Modesto properties. Uncapitalized replacement and renovation items included $6,314 for new sign faces at the Modesto property, $8,020 for fiberglass tub repairs at South San Francisco and Sacramento, $8,339 for door reconstruction at Sacramento and $7,285 for new bedspreads.

	The General Partner anticipates future expenditures for refurbishment of the Partnership's motels to amount to approximately 3% of room revenues as some deferred items have been completed.

	The Partnership currently has no material commitments for capital expenditures. Its three motel properties are in full operation and no further property acquisitions or extraordinary capital expenditures are planned. The General Partner is aware of no material trends or changes with respect to the mix or relative cost of the Partnership's capital resources. Adequate working capital is expected to be generated by motel operations.

New Accounting Standards
------------------------

	SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires the Partnership to disclose information about potential impairment to the value of long-lived assets. The Partnership is not required to adopt and does not currently plan to adopt SFAS No. 121 until its fiscal year ending December 31, 1996. The Partnership does not anticipate that any disclosures about impairment of long-lived assets under SFAS No. 121 will be necessary.

Results of Operations
---------------------

Combined Financial Results
--------------------------

	The following tables summarize the Partnership's operating results for the fiscal years ended December 31, 1993, 1994 and 1995 on a combined basis.
The results of the individual properties follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis. Total expenditures include the operating expenses of the motels, together with the cost of capital improvements and those Partnership expenses properly allocable to such motels.

					Average     Average
				       Occupancy     Room
		Fiscal Year Ended:        Rate       Rate
				      -----------  --------
		December 31, 1993        64.7%      $42.39
		December 31, 1994        64.8%      $42.11
		December 31, 1995        64.2%      $44.32

						     Total
						  Expenditures    Partnership
				      Total           and          Cash Flow
	   Fiscal Year Ended:       Revenues      Debt Service        (1)
				   ----------     ------------    -----------
	   December 31, 1993       $3,326,790      $2,862,133      $464,657
	   December 31, 1994       $3,318,533      $2,686,966      $631,567
	   December 31, 1995       $3,476,890      $2,836,242      $640,648


	(1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, this amount is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners. This calculation is reconciled to the financial statement in the following table.

	Reconciliation of Cash Flow from Operations included in the chart above to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:


						    1995      1994      1993
						  --------  --------  --------
     Cash Flow from Operations                    $640,648  $631,567  $464,657
     Principal Payments on Financial Obligations    23,747    21,832    21,160
     Additions to Fixed Assets                     128,748    90,107    27,091
     Depreciation and Amortization                (261,488) (275,859) (285,596)
     Other Items                                      (872)    3,422       151
						  --------  --------  --------
     Net Income                                   $530,783  $471,069  $227,463
						  ========  ========  ========

	Following is a reconciliation of the Partnership Cash Flow (shown above) to the aggregate total of Cash Flow from Operations for the Partnership's three motels which are segregated in the tables following this reconciliation.

						    1995      1994      1993
						  --------  --------  --------
     South San Francisco Motel                    $372,917  $281,648  $226,334
     Sacramento Motel                              195,669   288,450   266,240
     Modesto Motel                                 108,118   108,860    18,470
						  --------  --------  --------
     Aggregate Cash Flow from Property Operations  676,704   678,958   511,044
     Partnership Management Fees                   (55,556)  (55,556)  (55,556)
     Interest on Cash Reserves                      17,226     8,413     8,688
     Other Income (net of Other Expenses) not
      allocated to the individual properties         2,274      (248)      481
						  --------  --------  --------
     Partnership Cash Flow                        $640,648  $631,567  $464,657
						  ========  ========  ========

	The Partnership's total revenue increased $158,357 or 4.8% during the period covered by this report as compared to the previous fiscal year. As discussed below, the improved revenues were generated primarily by improved average occupancies at the South San Francisco motel.

	The Partnership's total revenues were essentially unchanged during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. Guest room revenues declined by $16,149 or 0.5% from the previous year. As discussed below, the decline in guest room revenue at the Sacramento property was partially offset by increased revenue at the South San Francisco and Modesto properties.

	The Partnership's total expenditures increased $98,643 or 3.5% during the period covered by this report as compared to the previous fiscal year. This increase was primarily in the motel operating expenses category, which increased $108,310 or 5.0%. While some of the increased costs are associated with the net increase in occupancy, the Partnership expended $79,025 more for renovations and replacements in 1995 then in the previous fiscal year.

	The Partnership achieved a 6.1% decrease in total expenses and debt service payments during the fiscal year ended December 31, 1994 as compared with the previous year. The $175,167 decline in expenditures was achieved by cost control measures instituted by the General Partner. The lower expenditure level is after the $76,000 increase in expenditures for renovations and replacements, which is discussed in the preceding section entitled "Liquidity and Capital Resources."

South San Francisco Motel
-------------------------

					Average     Average
				       Occupancy     Room
		Fiscal Year Ended:        Rate       Rate
				      -----------  --------
		December 31, 1993        61.5%      $49.64
		December 31, 1994        63.8%      $48.13
		December 31, 1995        69.4%      $49.43

						     Total         Cash Flow
						  Expenditures        from
				      Total           and           Property
	   Fiscal Year Ended:       Revenues      Debt Service     Operations
				   ----------     ------------     ----------
	   December 31, 1993       $1,327,851     $1,101,517        $226,334
	   December 31, 1994       $1,337,463     $1,055,815        $281,648
	   December 31, 1995       $1,501,439     $1,128,522        $372,917

	The Partnership's South San Francisco motel achieved a $163,976 or 12.3% increase in total revenue during the fiscal year covered by this report as compared to the previous fiscal year. Guest room revenue increased $154,861 or 11.8% due primarily to the increase in occupancy. The motel achieved significant increases in the leisure and corporate market segments while it experienced a slight downturn in the number of discount rooms sold. The improvement in the average daily rate is related to the decrease in discount business.

	The Partnership's South San Francisco motel achieved a 0.7% increase in its total revenue for the fiscal year ended December 31, 1994 as compared to the previous fiscal year. The 3.7% increase in average occupancy was partially offset by the 3.0% decrease in average room rates. The increase in average occupancy was in the corporate market segment; there was a decrease in the leisure market segment that was absorbed by additional corporate business. The decline in average room rate is associated with this change in guest profile, as the average rate for the business guest is generally less than that for the leisure market segment.

	The Partnership's South San Francisco motel experienced a 6.9% increase in total expenditures and debt service during the fiscal year covered by this report as compared to the previous fiscal year due primarily to the increase in average occupancy. Increased housekeeping wages of $9,845, increased utility costs of $7,801, increased costs of guest services of $6,045, increased taxes and insurance of $5,937 and increased franchise and management fees of $16,110 were substantially offset by reductions of $19,737 in maintenance wages, $7,295 in workers' compensation costs and $6,958 in bad debts. The renovations and replacements as discussed previously increased $36,460.

	The Partnership's South San Francisco motel achieved a 4.1% reduction in total expenditures during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. Front desk wages declined $6,097, resident manager salaries declined $6,167, housekeeping wages declined $9,855, van driver wages declined $7,104 and sales salaries declined $6,453. The labor savings were due to staffing adjustments. Print advertising was reduced $9,901 and complimentary breakfast declined $8,620 under the General Partner's cost-cutting program. Offsetting these reductions was a scheduled increase in ground rent for inflation which increased that expense by $14,543. Amounts expensed for renovation and replacement increased from $27,208 to $52,830, and includes the increase was primarily for a new airport shuttle van for $19,162, new guest room carpets for $14,715, replacement bedspreads for $2,891 and a new clothes dryer for $2,367.

Sacramento Motel
----------------

					Average     Average
				       Occupancy     Room
		Fiscal Year Ended:        Rate       Rate
				      -----------  --------
		December 31, 1993        63.5%      $37.38
		December 31, 1994        61.9%      $37.21
		December 31, 1995        53.8%      $41.06

						     Total         Cash Flow
						  Expenditures        from
				      Total           and           Property
	   Fiscal Year Ended:       Revenues      Debt Service     Operations
				   ----------     ------------     ----------
	   December 31, 1993       $1,132,761       $866,521        $266,240
	   December 31, 1994       $1,099,720       $811,270        $288,450
	   December 31, 1995       $1,061,119       $865,450        $195,669

	The Partnership's Sacramento motel experienced a 3.5% decrease in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The motel experienced a 13% decline in its average occupancy which was substantially offset by a 10.4% increase in the average room rate. As further discussed in the next paragraph, revenue from the McClellan Air Force Base decreased from 20% of total room revenue to approximately 14% of total room revenue. Since the military rooms are sold at a discount relative to the other market segments, the decrease in discounted military room yields an increase in the average room rate. Future business from the McCllelan Air Force Base is uncertain as the base will take some time to actually close, the termination functions should provide additional room nights for transient personnel and the final alternate use of the facility is not yet determined.

	The Partnership's Sacramento motel experienced a 2.9% decrease in total revenues during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. The motel experienced slight declines in both its average room rate and its occupancy rate. The business generated by the McClellan Air Force Base declined from 26% of revenue during 1993 to 20% of revenue during 1994. The room revenue from the corporate market segment declined by approximately 23%. The leisure and discount market segments generated sufficient new room sales to replace most of the lost room-nights. Rate discounting to maintain market share resulted in an average room rate that was less than the rate achieved during the previous fiscal year.

	The Partnership's Sacramento motel experienced a 6.7% increase in expenditures during the fiscal year covered by this report as compared to the previous fiscal year. Total expenditure increases of $7,751 for print advertising, $19,512 for security services, $5,540 for front desk wages and $22,128 for various replacements and renovations were partially offset by a $10,005 reduction in housekeeping wages, $6,560 in reduced phone repair costs and by $5,010 in reduced workers' compensation insurance costs.

	The Partnership's Sacramento motel achieved a 6.4% reduction in total expenditures during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. Staffing adjustments resulted in the following savings: front desk wages reduced $7,346, resident manager's salary reduced $18,639, housekeeping wages reduced $27,710, and maintenance wages reduced $13,887.
Other elements of the General Partner's cost cutting program that resulted in significant savings were $9,519 in lower print advertising costs, $5,008 in reduced guest supply expense and $6,388 in reduced complimentary breakfast costs. Partially offsetting the cost savings were increased security service costs of $5,125 and telephone system maintenance and charges of $10,931. The expenditures for renovation and replacement increased from $27,958 to $58,689. The renovations and replacements included $22,315 for guest room carpets, $9,200 for new television sets, $8,389 for guest room doors replacements and new hardware, $7,095 for repairs to fiberglass tubs, and $2,384 for new bedspreads.

Modesto Motel
-------------

					Average     Average
				       Occupancy     Room
		Fiscal Year Ended:        Rate       Rate
				      -----------  --------
		December 31, 1993        71.2%      $40.39
		December 31, 1994        71.0%      $41.02
		December 31, 1995        73.2%      $41.06

						     Total         Cash Flow
						  Expenditures        from
				      Total           and           Property
	   Fiscal Year Ended:       Revenues      Debt Service     Operations
				   ----------     ------------     ----------
	   December 31, 1993         $856,983       $838,513          $18,470
	   December 31, 1994         $868,476       $759,616         $108,860
	   December 31, 1995         $896,780       $788,662         $108,118

	The Partnership's Modesto motel achieved a 3.3% increase in total revenue during the fiscal year covered by this report as compared to the previous fiscal year. The increase, which was primarily in guest room revenue, was due to the improved average occupancy rates at the motel. The room nights provided by the leisure travel market segment increased at a rate faster than the rate at which the corporate market segment declined.

	The Partnership's Modesto motel achieved a 1.3% increase in total revenues for the fiscal year ended December 31, 1994 as compared to the previous fiscal year. The decline in average occupancy (which was offset by an increase in average room rate) was due to reduced low-rate business. The motel has been able to achieve higher room rates in the corporate and leisure market segments, which are approximately 86% of the motel's room revenue.

	The Partnership's Modesto motel experienced a 3.8% increase in total expenditures during the fiscal year covered by this report as compared to the previous fiscal year. Increased expenditures of $7,672 for landscaping, $7,502 for water and sewer costs and $5,273 for print advertising were substantially offset by $10,144 in reduced maintenance wages and $8,957 in reduced property taxes. As discussed previously, renovation and replacement expenditures were $20,436 higher than the previous fiscal year.

	The Partnership's Modesto motel achieved a 9.4% reduction in total expenditures during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. Staffing adjustments resulted in the following savings: front desk wages were reduced $8,699, housekeeping wages were reduced $16,639 and maintenance wages were reduced $5,582. Other elements of the General Partner's cost-cutting program that resulted in significant savings included $7,110 in roadside billboard advertising, $9,663 in print advertising and $7,190 in complimentary breakfast expense. Water line and valve replacements by the City of Modesto have resulted in reduced water and sewer charges of $5,186 as water leaks were eliminated. Renovation and replacement expenditures increased from $18,682 to $38,662. These expenditures included $7,949 for new television sets, $10,653 in replacement guest room carpets, $6,314 for two replacement sign faces and $2,009 for new bedspreads.

Future Trends
-------------

	The General Partner anticipates that the South San Francisco and Modesto motels will continue to improve slightly over the results for the fiscal years ended December 31, 1994 and 1995. The future of the Sacramento motel is uncertain due to the closing of the McClellan Air Force Base. The General Partner anticipates that any increases in operating costs and expenses realized during the upcoming fiscal year as a result of inflation will, to the extent possible, be met by upward adjustment of room rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

	See Financial Statements and Notes to Financial Statements at pages F-1 through F-12 attached hereto.

			ANNUAL REPORT ON FORM 10-K

				  ITEM 8

			   FINANCIAL STATEMENTS

			   SUPER 8 MOTELS, LTD.

			  SACRAMENTO, CALIFORNIA

			    DECEMBER 31, 1995

Item 8: Financial Statements




			 SUPER 8 MOTELS, LTD.

		    INDEX OF FINANCIAL STATEMENTS


							       Pages
							       -----

	Report of Independent Certified Public Accountants      F-3

	Balance Sheets, December 31, 1995 and 1994              F-4

	Statements of Operations for the years
	  ended December 31, 1995, 1994 and 1993                F-5

	Statements of Partners' Equity for the years
	  ended December 31, 1995, 1994 and 1993                F-6

	Statements of Cash Flows for the years
	  ended December 31, 1995, 1994 and 1993                F-7 and
								F-8

	Notes to Financial Statements                           F-9 to
								F-13









Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

		REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
Super 8 Motels, Ltd.

We have audited the accompanying balance sheets of Super 8 Motels, Ltd., a California limited partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


February 16, 1996
San Mateo, California

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
				BALANCE SHEETS
			  December 31, 1995 and 1994

				    ASSETS
							1995        1994
						     ----------  ----------
Current Assets:
    Cash and temporary investments (Note 3)          $  631,200  $  502,138
    Accounts receivable                                  94,659      89,647
    Prepaid expenses                                     22,662      21,343
						     ----------  ----------
       Total Current Assets                             748,521     613,128
						     ----------  ----------
Property and Equipment (Note 2):
    Buildings                                         5,223,252   5,189,887
    Furniture and equipment                           1,061,233   1,007,199
						     ----------  ----------
						      6,284,485   6,197,086
    Accumulated depreciation                         (4,438,559) (4,208,270)
						     ----------  ----------
       Property and Equipment, Net                    1,845,926   1,988,816
						     ----------  ----------

Other Assets                                             23,663      26,838
						     ----------  ----------

	 Total Assets                                $2,618,110  $2,628,782
						     ==========  ==========

			 LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
    Current portion of note payable (Note 6)         $   25,862  $   23,761
    Accounts payable and accrued liabilities            151,535     153,319
    Due to related parties                                  -        15,924
						     ----------  ----------
       Total Current Liabilities                        177,397     193,004

Long-term Liabilities, Net of Current Portion:
    Note payable (Note 6)                               960,709     986,557
						     ----------  ----------

	 Total Liabilities                            1,138,106   1,179,561
						     ----------  ----------
Lease Commitments (Note 5)

Partners' Equity:
    General Partner                                      58,480      53,172
    Limited Partners                                  1,421,524   1,396,049
						     ----------  ----------
       Total Partners' Equity                         1,480,004   1,449,221
						     ----------  ----------

	 Total Liabilities and Partners' Equity      $2,618,110  $2,628,782
						     ==========  ==========
		See accompanying notes to financial statements.

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
			    STATEMENTS OF OPERATIONS

						  Years Ended December 31:
					     ----------------------------------
						1995        1994        1993
					     ----------  ----------  ----------
Income:
   Guest room                                $3,373,790  $3,236,373  $3,252,522
   Telephone and vending                         75,815      60,987      58,150
   Interest                                      17,226       8,413       8,688
   Other                                         10,059      12,760       7,430
					     ----------  ----------  ----------
     Total Income                             3,476,890   3,318,533   3,326,790
					     ----------  ----------  ----------
Expenses:
   Motel operations (Notes 4, 5 and 8)        2,293,289   2,184,979   2,426,272
   General and administrative (Note 4)           77,993      79,311      77,721
   Depreciation and amortization (Note 2)       261,488     275,859     285,596
   Interest                                      84,812      86,741      88,542
   Property management fees (Note 4)            172,969     165,018     165,640
   Partnership management fees (Note 4)          55,556      55,556      55,556
					     ----------  ----------  ----------
     Total Expenses                           2,946,107   2,847,464   3,099,327
					     ----------  ----------  ----------

       Net Income                            $  530,783  $  471,069  $  227,463
					     ==========  ==========  ==========

Net Income Allocable to General Partner          $5,308      $4,711      $2,275
						 ======      ======      ======

Net Income Allocable to Limited Partners       $525,475    $466,358    $225,188
					       ========    ========    ========

Net Income Per Partnership Unit (Note 1)        $105.10      $93.27      $45.04
						=======      ======      ======

Distributions to Limited Partners Per
  Partnership Unit (Note 1)                     $100.00     $100.00     $100.00
						=======     =======     =======















		See accompanying notes to financial statements.

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
			STATEMENTS OF PARTNERS' EQUITY

						  Years Ended December 31:
					     ----------------------------------
						1995        1994        1993
					     ----------  ----------  ----------
General Partner:
   Balance, beginning of year                $   53,172  $   48,461  $   46,186
   Net income                                     5,308       4,711       2,275
					     ----------  ----------  ----------
     Balance, End of Year                        58,480      53,172      48,461
					     ----------  ----------  ----------

Limited Partners:
   Balance, beginning of year                 1,396,049   1,429,691   1,704,503
   Net income                                   525,475     466,358     225,188
   Less: Cash distributions to
	  limited partners                     (500,000)   (500,000)   (500,000)
					     ----------  ----------  ----------
     Balance, End of Year                     1,421,524   1,396,049   1,429,691
					     ----------  ----------  ----------

     Total Partners' Equity                  $1,480,004  $1,449,221  $1,478,152
					     ==========  ==========  ==========































		See accompanying notes to financial statements.

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
			    STATEMENTS OF CASH FLOWS

						  Years Ended December 31:
					     ----------------------------------
						1995        1994        1993
					     ----------  ----------  ----------
Cash Flows From Operating Activities:
   Received from motel operations            $3,455,302  $3,300,513  $3,294,023
   Expended for motel operations and
    general and administrative expenses      (2,617,626) (2,479,227) (2,743,245)
   Interest received                             16,576       8,336       8,701
   Interest paid                                (84,980)    (86,896)    (88,692)
					     ----------  ----------  ----------
     Net Cash Provided by
      Operating Activities                      769,272     742,726     470,787
					     ----------  ----------  ----------
Cash Flows From Investing Activities:
   Purchases of property and equipment         (128,748)    (90,107)    (27,091)
   Proceeds from sales of property
    and equipment                                12,285      10,600         -
					     ----------  ----------  ----------
     Net Cash Used by
       Investing Activities                    (116,463)    (79,507)    (27,091)
					     ----------  ----------  ----------
Cash Flows From Financing Activities:
   Payments on notes payable                    (23,747)    (21,832)    (21,160)
   Distributions paid to limited partners      (500,000)   (500,000)   (500,000)
					     ----------  ----------  ----------
     Net Cash Used by
      Financing Activities                     (523,747)   (521,832)   (521,160)
					     ----------  ----------  ----------
     Net Increase (Decrease) in Cash and
      Temporary Investments                     129,062     141,387     (77,464)

Cash and Temporary Investments:
   Beginning of year                            502,138     360,751     438,215
					     ----------  ----------  ----------
     End of Year                             $  631,200  $  502,138  $  360,751
					     ==========  ==========  ==========
















		See accompanying notes to financial statements.

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
		     STATEMENTS OF CASH FLOWS (Continued)

						  Years Ended December 31:
					     ----------------------------------
						1995        1994        1993
					     ----------  ----------  ----------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

   Net income                                $  530,783  $  471,069  $  227,463
					     ----------  ----------  ----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization             261,488     275,859     285,596
      Loss (gain) on disposition of property
       and equipment                              1,040      (3,268)        -
      Increase in accounts receivable            (5,012)     (9,684)    (24,066)
      (Increase) decrease in prepaid expenses    (1,319)        126          50
      Decrease in other assets                      -           551       4,187
      Increase (decrease) in accounts
       payable and accrued liabilities           (1,784)      5,746     (20,992)
      Increase (decrease) in due to
       related parties                          (15,924)      2,327      (1,451)
					     ----------  ----------  ----------
	 Total Adjustments                      238,489     271,657     243,324
					     ----------  ----------  ----------

	 Net Cash Provided By
	  Operating Activities               $  769,272  $  742,726  $  470,787
					     ==========  ==========  ==========
























		See accompanying notes to financial statements.

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
			NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

	Super 8 Motels, Ltd.is a limited partnership organized under California law on August 25, 1978, to acquire and operate motel properties in South San Francisco, Sacramento and Modesto, California. The Partnership grants credit to customers, substantially all of which are local businesses in South San Francisco, Sacramento or Modesto.

	The general partner is Grotewohl Management Services, Inc., the sole stockholder and officer of which is Philip B. Grotewohl.

	The net income or net loss of the Partnership is allocated 1% to the General Partner and 99% to the Limited Partners. Net income and distributions per partnership unit are based upon 5,000 units outstanding. All partnership units are owned by the Limited Partners.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Items of Partnership income are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership.

	Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

    Description                      Methods               Useful Lives
   --------------            -------------------------     --------------
   Buildings                 200% and 150% declining       7-31.5 years
			     balance and straight-line

   Furniture and equipment   Straight-line and 200%        3-7 years
			     declining balance

   Property held under       Straight-line and 200%        5-7 years
   capital leases            declining balance

	Costs incurred in connection with maintenance and repair are charged to expense. Major renewals and betterments that materially prolong the lives of assets are capitalized.

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
		   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

	Cash and temporary investments as of December 31, 1995 and 1994 consists of the following:
							1995        1994
						     ----------  ----------
	Cash in bank                                 $   80,878  $   80,070
	Money market accounts                           450,322     322,068
	Certificate of deposit                          100,000     100,000
						     ----------  ----------
	    Total Cash and Temporary Investments     $  631,200  $  502,138
						     ==========  ==========

	Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.


NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees

	Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of each motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8", a national institutional advertising program, an advance room reservation system, and inspection services. These costs, $168,690 in 1995, $161,554 in 1994, and $162,385 in 1993
are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel properties as a franchisee of Super 8 Motels, Inc., through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc. (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $67,476, $64,621, and $64,954 in 1995, 1994 and 1993, respectively.

Property Management Fees

	The General Partner, or its affiliates, handles the management of the motel properties of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of the Operational Cash Flow of the Partnership, defined as the total cash receipts from Partnership operations during a given period of time less cash operating disbursements during the same period. It is subordinated to prior receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions for each year of the Partnership's existence. During the years ended December 31, 1995, 1994, and 1993 the General Partner received property management fees of $172,969, $165,019 and $165,639, respectively.

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
		   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Partnership Management Fees

	During the Partnership's operational stage, the General Partner is to receive a fee for partnership management services equal to one-ninth of the amounts which have been distributed to the Limited Partners subordinated, however, to receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions and to payment of the property management fees referred to above. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or refinancing. During the years December 31, 1995, 1994 and 1993, the General Partner received partnership management fees of $55,556, $55,556 and $55,556, respectively.

Subordinated Incentive Distributions

	Under the terms of the Partnership agreement, the General Partner is to receive 15% of distributions of net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions. Through December 31, 1995, no such proceeds had been distributed.

Administrative Expenses Shared by the Partnership and Its Affiliates

	There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office and administrative salaries. The administrative expenses allocated to the Partnership were approximately $334,000 in 1995, $311,000 in 1994 and $329,000 in 1993 and are included in general and administrative expenses and motel operations expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the sole stockholder of Grotewohl Management Services, Inc., the General Partner.

NOTE 5 - LEASE COMMITMENTS

	The Partnership has long-term lease commitments on land in Modesto, Sacramento, and South San Francisco, California for original terms of 50, 35, and 29 years, respectively. The Partnership has the right to extend the Modesto lease for three consecutive periods of ten years each, the Sacramento lease for five consecutive periods of ten years each, and the South San Francisco lease for five consecutive periods of five years each. The base monthly rent is subject to adjustment at three, two and five year intervals, respectively, to reflect changes in the Consumer Price Index. The Partnership pays all property taxes, assessments and utilities.

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
		   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASE COMMITMENTS (Continued)

	The Partnership has entered into three sub-lease agreements which cover unimproved portions of the Sacramento property and expire on various dates from March, 2003 through June, 2013, with the sublessees' options to renew the sub-leases of all three parcels of land for five consecutive periods of ten years each.

	Rental expense under long-term lease commitments incurred by the Partnership amounted to $268,526 in 1995, $267,057 in 1994 and $245,732 in 1993,
less $83,058, $83,233 and $85,428 in sub-lease rentals in 1995, 1994, and 1993, respectively. Such amounts are included in motel operations expense in the accompanying statements of operations.

	The future lease commitments at December 31, 1995 using the minimum monthly amounts, are as follows:

	Years Ending                               South San
	December 31:      Modesto    Sacramento   Francisco      Total
	------------    ----------   ----------   ----------   ----------
	   1996         $   66,637   $  111,325   $   90,564   $  268,526
	   1997             66,637      111,325       90,564      268,526
	   1998             66,637      111,325       90,564      268,526
	   1999             66,637      111,325       90,564      268,526
	   2000             66,637      111,325       90,564      268,526
	Thereafter       1,910,263    1,391,564      633,948    3,935,775
	Less subleases         -     (1,112,877)         -     (1,112,877)
			----------   ----------   ----------   ----------
	     Total      $2,243,448   $  835,312   $1,086,768   $4,165,528
			==========   ==========   ==========   ==========
NOTE 6 - NOTE PAYABLE

	The note payable is due to a savings institution, with monthly interest and principal payments of $9,061. The interest rate is adjusted monthly and the payment is adjusted annually. The interest rate was equal to 8.5% as of December 31, 1995 and is the lesser of 3% over the cost of funds index of the Federal Home Loan Bank of San Francisco or 14.5% but not less than 8.5%. A balloon pay-ment of approximately $740,000 for the balance of the principal is due in May 2003. The note is collateralized by a first deed of trust on the leasehold interests in real property in South San Francisco.

Note payable maturities are as follows:
	Years Ending December 31:
	-------------------------
		 1996                      $ 25,862
		 1997                        28,148
		 1998                        30,636
		 1999                        33,344
		 2000                        36,291
	      2001-2003                     832,290
					   --------
		Total                      $986,571
					   ========

			      SUPER 8 MOTELS, LTD.
		      (A California Limited Partnership)
		   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7 - MOTEL OPERATING EXPENSES

	The following table summarizes the major components of motel operating expenses for the following years:
					       1995        1994        1993
					   ----------  ----------  ----------
Salaries and related costs                 $  764,251  $  800,819  $  936,646
Rent                                          185,468     183,825     160,413
Utilities                                     168,641     154,010     156,334
Allocated costs, mainly indirect salaries     272,411     254,483     270,738
Replacement and renovations                   100,459      60,073      46,756
Other operating expenses                      802,059     731,769     855,385
					   ----------  ----------  ----------
  Total motel operating expenses           $2,293,289  $2,184,979  $2,426,272
					   ==========  ==========  ==========

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

	Inapplicable.

				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

	The original general partners of the Partnership were Dennis A. Brown and Philip B. Grotewohl. Upon Mr. Brown's death on February 25, 1988, Mr. Grotewohl elected to continue the Partnership as the sole remaining general partner. During March 1988, Mr. Grotewohl appointed Grotewohl Management Services, Inc., a California corporation, his successor as General Partner of the Partnership.

	The General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels. The sole shareholder, director and officer of the General Partner is Mr. Grotewohl.

	Mr. Grotewohl, age 77, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

	Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust of Mr. Brown's shares in certain of the compensation otherwise payable to the General Partner and its affiliates. This revenue is now paid to a successor trust.

	Following is a description of compensation paid or payable to the General Partner and the Brown trust.

Property Management Fees
------------------------

	The fee for this service is 5% of the gross revenues from motel operations, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of Operational Cash Flow with payment subordinated to the receipt by the Limited Partners of the Preferred Return as discussed in Item 5 above. A total of $172,969 in property management fees accrued and was paid during the fiscal year covered by this report.

Franchise Fees and Advertising Fees
-----------------------------------

	The Partnership operates its motels as a franchisee of Super 8 Motels, Inc., pursuant to sub-franchises from an affiliate of the General Partner. In connection with the operation of each of its motels, the Partnership, as franchisee, pays 4% of its gross room revenues to the franchisor. One-half of the franchise fee is paid to the affiliate of the General Partner. The total franchise fee accrued during the fiscal year covered by this report was $134,952 of which $67,476 accrued to the affiliate of the General Partner. All of the above sums have been paid.

General Partner's Interest in Operational Cash Flow
---------------------------------------------------

	Except for payment to the General Partner of property management fees, as discussed above, distributions of Operational Cash Flow are made as follows:
(1) 90% thereof is paid to the Limited Partners; (2) 9% thereof is paid to the General Partner as Partnership management fees; and (3) 1% thereof is paid to the General Partner as its interest in the income and losses of the Partnership. However, payment of Operational Cash Flow to the General Partner is subordinated as discussed in Item 5 above. The General Partner received distributions from Operational Cash Flow during the fiscal year covered by this report in the amount of $55,556 from distributions attributable to 1995.



General Partner's Interest in Net Proceeds of Sales and Financing of Partnership
--------------------------------------------------------------------------------
Properties
----------

	Net proceeds of the sale of any of the Partnership's motel properties and of any financing or refinancing (to the extent that the proceeds of any such financing or refinancing are not to be reinvested in the acquisition of additional properties) will be promptly distributed to the partners. Such distributions will be paid as follows: (1) until the Limited Partners have received distributions from all sources equal to 100% of their capital contributions plus 10% per annum cumulative on their adjusted capital contributions, all of such proceeds will be distributed to the Limited Partners;
(2) thereafter, 15% of the balance of such proceeds will be distributed to the General Partner as cash incentive distributions and the remaining 85% thereof will be distributed to the Limited Partners. No such distributions were made during the fiscal year covered by this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

						    AMOUNT AND
    TITLE                                            NATURE OF
     OF      NAME AND ADDRESS OF BENEFICIAL         BENEFICIAL      PERCENT
    CLASS              OWNER                         OWNERSHIP      OF CLASS
  ---------  -------------------------------------  -----------    ----------
    Units    Liquidity Fund 73, L.P.                 143 Units       2.86%
    Units    Liquidity Fund 74, L.P.                 127 Units       2.54%
    Units    Liquidity Fund 75, L.P.                  66 Units       1.32%
    Units    Liquidity Fund IX, L.P.                   5 Units        .10%
    Units    Liquidity Fund Tax Exempt Partners      116 Units       2.32%
    Units    Liquidity Fund Tax Exempt Partners II   153 Units       3.06%
    Units    Liquidity Fund XI                        13 Units        .26%
    Units    Liquidity Fund XIII                       2 Units        .04%
    Units    Liquidity Fund XIV                        5 Units        .10%
    Units    Liquidity Income/Growth Fund 1985        29 Units        .58%
    Units    Liquidity Fund 65 L.P.                   17 Units        .34%
						    -----------
    Total                                            676 Units      13.52%
						    ===========

Security Ownership of Management
--------------------------------

	The General Partner is not the beneficial owner of any Units.

Changes in Control
------------------

	The General Partner has the right to appoint and substitute successor general partners and to sell, transfer, or assign its rights to receive fees or other income to such successor general partners so long as (i) an opinion of counsel is obtained that the Partnership, with the new general partners, ought to be taxed as a partnership for purposes of federal income taxation and not as an association taxable as a corporation, and (ii) the approval of a majority in interest of the Limited Partners is obtained; provided such approval shall not be required in connection with such appointment and substitution of, and the sale, transfer, or assignment to, a corporation, if either (A) the majority of such corporation's voting securities are owned by the General Partner or (B) the General Partner is the chief executive officer of the corporation. Neither the Partnership nor the Limited Partners shall have any right to proceeds paid to the General Partner in connection with any such sale, transfer, or assignment. Upon the vote of a majority-in-interest of the Limited Partners, after written notice to the General Partner, the General Partner may be expelled from the Partnership and new general partners elected.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Administrative Expenses Shared by the Partnership and its Affiliates
--------------------------------------------------------------------

	There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $334,000 in 1995 are included in general and administrative expenses and motel operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the sole shareholder of the General Partner.

				    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

 (a) Documents filed as part of this report
     --------------------------------------
  1. Financial Statements Included in Part II of this Report
      Report of Independent Certified Public Accountants
       Balance Sheets, December 31, 1995 and 1994
       Statements of Operations for the Years Ended December 31, 1995, 1994
	 and 1993
       Statements of Partners' Equity for the Years Ended December 31, 1995,
	 1994  and 1993
       Statements of Cash Flow for the Years Ended December 31, 1995, 1994 and
	 1993
       Notes to Financial Statements

  2. Financial Statement Schedules Included in this Report
       None

  3. Exhibits
      3.1 and 4.1 The Partnership Agreement is incorporated herein as an exhibit from the annual report on Form 10-K for the fiscal year ended December 31, 1982.

      3.2 & 4.2 Amendment to Partnership Agreement is hereby incorporated herein by reference from the annual report on Form 10-K for the fiscal year ended December 31, 1988.

      (10) Material Contracts
      Exhibits 10.1 through 10.7 are hereby incorporated herein by reference from the annual report on Form 10-K for the fiscal year ended December 31, 1982.

	10.1 Ground lease and sublease, South San Francisco
	10.2 Ground Lease - Modesto
	10.3 Ground Leases - Sacramento County
	10.4 Franchise Agreement - South San Francisco
	10.5 Franchise Agreement - Modesto
	10.6 Franchise Agreement - Sacramento County
	10.7 Sacramento County Restaurant Development Sublease

      Exhibits 10.8 through 10.10 are hereby incorporated herein by reference from the annual report on Form 10-K for the fiscal year ended December 31, 1988.

	10.8 Amended Parking Lease - South San Francisco
	10.9 Lease to KMH Trinity Properties - Sacramento County
	10.10 Lease to Sterling Equity Investments

 (b) Reports on Form 8-K
     -------------------

	Inapplicable

				SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) SUPER 8 MOTELS, LTD.
---------------------------------


By (Signature and Title)       /s/     Philip B. Grotewohl
			       ---------------------------
			       Philip B. Grotewohl,
			       President of Grotewohl Management Services, Inc.,
			       General Partner

Date March 28, 1996

	Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By (Signature and Title)       /s/     Philip B. Grotewohl
			       ---------------------------
			       Philip B. Grotewohl,
			       Chief executive officer, chief financial
			       officer, chief accounting officer and sole
			       director of Grotewohl Management Services,
			       General Partner

Date March 28, 1996