Form 10-Q
period 1996-03-31
SUPER 8 MOTELS LTD
filed 1996-05-03
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended March 31, 1996

                            Commission File 0-8913

                             SUPER 8 MOTELS, LTD
            ------------------------------------------------------
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

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                           MARCH 31, 1996 AND 1995

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - March 31, 1996 and December 31, 1995           2

   Statement of Operations - Three Months Ended
   March 31, 1996 and 1995                                        3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1996 and 1995                     4

   Statement of Cash Flows - Three Months Ended
   March 31, 1996 and 1995                                        5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                           7 - 8

   Other Information and Signatures                             9 - 10

                            SUPER 8 MOTELS, LTD.
                     (A California Limited Partnership)
                                BALANCE SHEET
                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                         3/31/96     12/31/95
                                                         -------     --------
                                    ASSETS
Current Assets:
  Cash and temporary investments                     $   633,877  $   631,200
  Accounts receivable                                     99,874       94,659
  Prepaid expenses                                         4,927       22,662
                                                      ----------   ----------
   Total current assets                                  738,678      748,521
                                                      ----------   ----------
Property and Equipment:
  Buildings                                            5,223,252    5,223,252
  Furniture and equipment                              1,082,718    1,061,233
                                                       6,305,970    6,284,485
  Accumulated depreciation and amortization           (4,488,041)  (4,438,559)
                                                      ----------   ----------
   Property and equipment, Net                         1,817,929    1,845,926
                                                      ----------   ----------

Other Assets:                                             22,869       23,663

                                                      ----------   ----------
   Total Assets                                      $ 2,579,476  $ 2,618,110
                                                      ==========   ==========

                  LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Current portion of note payable                    $    26,415  $    25,862
  Accounts payable and accrued liabilities               178,650      151,535
                                                      ----------   ----------
   Total current liabilities                             205,065      177,397

Long - Term Liabilities:
  Note payable                                           953,894      960,709
                                                      ----------   ----------
   Total liabilities                                   1,158,959    1,138,106
                                                      ----------   ----------

Partners' Equity:
  General Partners                                        59,135       58,480
  Limited Partners                                     1,361,382    1,421,524
                                                      ----------   ----------
   Total partners' equity                              1,420,517    1,480,004
                                                      ----------   ----------

   Total Liabilities and Partners' Equity            $ 2,579,476  $ 2,618,110
                                                      ==========   ==========



The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                           STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                          1996         1995
Income:                                                  ------       ------
  Guest room                                         $   747,854  $   724,343
  Telephone and vending                                   17,469       13,874
  Interest                                                 5,101        3,046
  Other                                                    6,215        2,516
                                                      ----------   ----------
   Total Income                                          776,639      743,779

Expenses:
  Motel operating expenses (Note 2)                      546,902      526,344
  General and administrative                              26,475       31,127
  Depreciation and amortization                           64,403       66,126
  Interest                                                20,876       21,388
  Property management fees                                38,581       37,053
  Partnership management fees                             13,889       13,889
                                                      ----------   ----------
   Total Expenses                                        711,126      695,927

   Net Income (Loss)                                 $    65,513  $    47,852
                                                      ==========   ==========
Net Income (Loss) Allocable
 to General Partners                                       $655         $479
                                                          ======       ======
Net Income (Loss) Allocable
 to Limited Partners                                    $64,858      $47,373
                                                       =========    =========
Net Income (Loss)
 per Partnership Unit                                    $12.97        $9.47
                                                        ========     ========
Distribution to Limited Partners
 per Partnership Unit                                    $25.00       $25.00
                                                        ========     ========
















The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                        STATEMENT OF PARTNERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                          1996         1995
General Partners:                                        ------       ------
 Balance at beginning of year                        $    58,480  $    53,172
 Net income (loss)                                           655          479
                                                      ----------   ----------
  Balance at end of period                                59,135       53,651
                                                      ----------   ----------
Limited Partners:
 Balance at beginning of year                          1,421,524    1,396,049
 Net income (loss)                                        64,858       47,373
 Less: Cash distributions to
   Limited Partners                                     (125,000)    (125,000)
                                                      ----------   ----------
  Balance at end of period                             1,361,382    1,318,422
                                                      ----------   ----------

  Total balance at end of period                     $ 1,420,517  $ 1,372,073
                                                      ==========   ==========

































The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                           STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                           1996       1995
Cash flows from operating activities:                     ------     ------
   Received from motel revenues                      $   767,664  $  758,633
   Expended for motel operations and
    general and administrative expenses                 (580,509)   (568,344)
   Interest received                                       3,760       3,037
   Interest paid                                         (20,920)    (21,429)
                                                      ----------   ----------
      Net cash provided by operating activities          169,995     171,897
                                                      ----------   ----------
Cash flows from investing activities:
   Purchases of property and equipment                   (36,056)     (5,732)
                                                      ----------   ---------
      Net cash provided (used) by investing activities   (36,056)     (5,732)
                                                      ----------   ----------
Cash flows from financing activities:
   Principal payments on notes payable                    (6,262)      (5,753)
   Distributions paid to limited partners               (125,000)    (125,000)
                                                      ----------   ----------
      Net cash provided (used) by financing activities  (131,262)    (130,753)
                                                      ----------   ----------
      Net increase (decrease) in cash
       and temporary investments                           2,677       35,412

      Cash and Temporary Investments:
        Beginning of period                              631,200      502,138
                                                      ----------   ----------

                End of period                        $   633,877  $   537,550
                                                      ==========   ==========

Reconciliation of net income to net cash provided by operating activities:

   Net income (loss)                                 $    65,513  $    47,852
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                       64,403       66,126
      (Gain) loss on sale of property                        444          -
      (Increase) decrease in accounts receivabl           (5,215)      17,891
      (Increase) decrease in prepaid expenses             17,734       15,836
      Increase (decrease) in accounts payable
        and accrued liabilities                           27,116       24,192
                                                      ----------   ----------
         Total adjustments                               104,482      124,045
                                                      ----------   ----------
         Net cash provided by
           operating activities                      $   169,995  $   171,897
                                                      ==========   ==========



The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996


Note 1:

        The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

        Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1995 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

        In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates for the period.

          Property Management Fees           $    38,581

          Franchise Fees                     $    14,963

          Partnership Management Fees        $    13,889

Note 2:

        The following table summarizes the major components of motel operating expenses for the periods reported:



                                                 1996        1995
                                                ------      ------
Salaries and related costs                   $  189,640  $  187,966
Rent                                             46,198      46,389
Utilities                                        31,686      37,162
Allocated costs,
 mainly indirect salaries                        68,728      63,394
Replacements and renovations                     10,594      16,481
Other operating expenses                        200,056     174,952
                                               --------    --------
Total motel operating
 expenses                                    $  546,902  $  526,344
                                               ========    ========

        The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                                SUPER 8 MOTELS, LTD.
                         (A California Limited Partnership)
                         MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   MARCH 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

        The Partnership has current assets of $738,678 which exceed its current liabilities of $205,065 by $533,613. This surplus provides an operating reserve equal to 10.7% of the Partnership's original capital raised. While the Partnership agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization).

        As shown on the Statement of Cash Flows for the three months ended March 31, 1996, the Partnership's cash resources increased by $2,677 during the period covered by this report as compared with an increase of $35,412 during the corresponding period of the preceding fiscal year. The reduction in net cash flow is primarily due to a $30,324 increase in capitalized expenditures for
property and equipment, as discussed below.   Other than operating cash flow,
additional borrowing against the properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.

        During the three month period covered by this report, the Partnership's expenditures for replacements and renovation totaled $46,649 or 6.2% of guest room revenues. The $36,056 capitalized portion of the total expenditure included $22,241 in guest room carpet and $8,690 for partial exterior painting of the South San Francisco property. Included in the $10,593 of uncapitalized renovations was $2,219 for guest room chairs, $2,059 for sundeck repairs and $1,625 for landscaping.

        The Partnership will continue this policy while operational cash flow can satisfy operating needs, the current level of distributions to Limited Partners and the minor replacements and refurbishment necessary to maintain the properties in acceptable condition.


RESULTS OF OPERATIONS

        The following is a comparison of the first three months of the fiscal year ending December 31, 1996 with the corresponding period of the preceding fiscal year.

        Total income increased $32,860 or 4.4%. The major revenue item, guest room revenue, increased 3.2%, due to an average rate increase from $41.80 in 1995 to $43.16 in 1996. This increase was offset by a decrease in the occupancy rate from 59.2% in 1995 to 58.6% in 1996. The San Francisco and Sacramento motels both achieved increases in room revenue.

                                SUPER 8 MOTELS, LTD.
                         (A California Limited Partnership)
                         MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                              MARCH 31, 1996 (Continued)

        The Modesto property experienced a significant decrease in its occupancy rate due to the decline in business from a railroad construction crew who provided approximately $20,000 in business during the first calendar quarter of 1995.

        Total expenses increased $15,199 or 2.2% during the three months of the fiscal quarter ended March 31, 1996 as compared to the corresponding quarter of the previous fiscal year. This increase is primarily attributable the cumulative increase in occupancy.


FUTURE TRENDS

        The General Partners anticipate a slightly improved economic climate for 1996 as compared with the previous fiscal year. The South San Francisco market, which traditionally generated 40% of the Partnership's room revenue, has recovered from its depressed condition. The General Partners have determined that a continuing cost control strategy will provide the best immediate return to the Partnership. The major components of the cost control program were in place by December 31, 1993 and continue to benefit the Partnership through the fiscal quarter covered by this report.

        The Sacramento property has significant occupancy from the McClellan Air
Force Base.   The facility was added to the 1995 base closing list.  The room nights generated from this source will decline as the base operations are phased out through 1997. The actual closing activity and the future use of the facility should generate some business for the Sacramento motel.

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









                              SUPER 8 MOTELS, LTD


               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer