Form 10-Q
period 1996-09-30
SUPER 8 MOTELS LTD
filed 1996-11-12
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                    For the Period ended September 30, 1996

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

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - September 30, 1996 and December 31, 1995      2

   Statement of Operations - Nine Months Ended
   September 30, 1996 and 1995                                   3

   Statement of Changes in Partners' Equity -
   Nine Months Ended September 30, 1996 and 1995                 4

   Statement of Cash Flows - Nine Months Ended
   September 30, 1996 and 1995                                   5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 10

                             Super 8 Motels, Ltd.
                     (A California Limited Partnership)
                                Balance Sheet
                  September 30, 1996 and December 31, 1995

                                                         9/30/96     12/31/95
                                     ASSETS            -----------  ----------
Current Assets:
   Cash and temporary investments                     $ 1,052,981  $   631,200
   Accounts receivable                                    118,636       94,659
   Prepaid expenses                                        39,330       22,662
                                                       -----------  -----------
    Total current assets                                1,210,947      748,521
                                                       -----------  -----------
Property and Equipment:
   Capital improvements
   Buildings                                            5,223,252    5,223,252
   Furniture and equipment                              1,083,675    1,061,233
                                                       -----------  -----------
                                                        6,306,927    6,284,485
   Accumulated depreciation                            (4,611,285)  (4,438,559)
                                                       -----------  -----------
    Property and equipment, net                         1,695,642    1,845,926
                                                       -----------  -----------

Other Assets:                                              22,075       23,663
                                                       -----------  -----------
    Total Assets                                      $ 2,928,664  $ 2,618,110
                                                       ===========  ===========
                      LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Current portion of note payable                    $    26,403  $    25,862
   Accounts payable and accrued liabilities               226,775      151,535
                                                       -----------  -----------
    Total current liabilities                             253,178      177,397
                                                       -----------  -----------

Long - Term Liabilities:
   Note payable                                           940,978      960,709
                                                       -----------  -----------
    Total liabilities                                   1,194,156    1,138,106
                                                       -----------  -----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        64,901       58,480
   Limited Partners                                     1,669,607    1,421,524
                                                       -----------  -----------
    Total partners' equity                              1,734,508    1,480,004
                                                       -----------  -----------

Total Liabilities and Partners' Equity                $ 2,928,664  $ 2,618,110
                                                       ===========  ===========


The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels, Ltd.
                     (A California Limited Partnership)
                           Statement of Operations
           For the Nine Months Ending September 30, 1996 and 1995

                            Three Months Nine Months  Three Months Nine Months
                                Ended        Ended        Ended        Ended
                               9/30/96      9/30/96      9/30/95      9/30/95
                            -----------  -----------  -----------  -----------
Income:
    Guest room              $ 1,086,417  $ 2,774,285  $ 1,034,421  $ 2,642,652
    Telephone and vending        27,402       64,320       24,961       55,609
    Interest                      7,209       17,994        5,030       11,449
    Other                         6,172       20,701       19,254       24,617
                             -----------  -----------  -----------  -----------
     Total Income             1,127,200    2,877,300    1,083,666    2,734,327
                             -----------  -----------  -----------  -----------
Expenses:
    Motel operating expense
     (Note 2)                   600,366    1,734,956      623,860    1,767,691
    General and administration   17,461       62,640       17,330       64,893
    Depreciation and amor-
      tization                   60,973      189,416       64,461      194,850
    Interest                     20,603       62,221       21,138       63,804
    Property management fees     56,093      143,007       53,036      135,268
    Partnership management       15,278       43,056       13,889       41,667
                             -----------  -----------  -----------  -----------
     Total Expenses             770,774    2,235,296      793,714    2,268,173
                             -----------  -----------  -----------  -----------

    Net Income (Loss)       $   356,426  $   642,004 $    289,952 $    466,154
                             ===========  ===========  ===========  ===========
Net Income (Loss) Allocable
 to General Partners            $3,564       $6,420       $2,900       $4,662
                             ===========  ===========  ===========  ===========

Net Income (Loss) Allocable
 to Limited Partners          $352,862     $635,584     $287,052     $461,492
                             ===========  ===========  ===========  ===========

Net Income (Loss)
 per Partnership Unit           $71.29      $128.40       $57.99       $93.23
                             ===========  ===========  ===========  ===========


Distribution to Limited Partners
 per Partnership Unit           $27.50       $77.50       $25.00       $75.00
                             ===========  ===========  ===========  ===========








The accompanying notes are an integral part of the financial statements

                             Super 8 Motels, Ltd.
                     (A California Limited Partnership)
                  Statement of Changes in Partners' Equity
           For the Nine Months Ending September 30, 1996 and 1995

                                                           1996        1995
                                                       -----------  -----------
General Partners:
 Balance at beginning of year                         $    58,480  $    53,172
 Net income (loss)                                          6,420        4,662
                                                       -----------  -----------
  Balance at end of period                                 64,900       57,834
                                                       -----------  -----------

Limited Partners:
 Balance at beginning of year                           1,421,524    1,396,049
 Net income (loss)                                        635,584      461,492
 Distributions to limited partners                       (387,500)    (375,000)
                                                       -----------  -----------
  Balance at end of period                              1,669,608    1,482,541
                                                       -----------  -----------

  Total balance at end of period                      $ 1,734,508  $ 1,540,375
                                                       ===========  ===========
































The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels, Ltd.
                     (A California Limited Partnership)
                           Statement of Cash Flows
           For the Nine Months Ending September 30, 1996 and 1995

                                                           1996         1995
                                                       -----------  -----------
Cash flows from operating activities:
   Received from motel revenues                       $ 2,851,544  $ 2,728,039
   Expended for motel operations and
    general and administrative expenses                (1,938,415)  (1,983,664)
   Interest received                                       16,779        9,482
   Interest paid                                          (62,357)     (63,929)
                                                       -----------  -----------
      Net cash provided by operating activities           867,551      689,928
                                                       -----------  -----------
Cash flows from investing activities:
   Purchases of property and equipment                    (42,080)     (34,083)
   Proceeds from sales of property and equipment            3,000          -
                                                       -----------  -----------
      Net cash provided (used) by investing activities    (39,080)     (34,083)
                                                       -----------  -----------
Cash flows from financing activities:
   Principal payments on notes payable                    (19,190)     (17,617)
   Distributions paid to limited partners                (387,500)    (375,000)
                                                       -----------  -----------
      Net cash provided (used) by financing activities   (406,690)    (392,617)
                                                       -----------  -----------
      Net increase (decrease) in cash
       and temporary investments                          421,781      263,228

      Cash and Temporary Investments:
        Beginning of period                               631,200      502,138
                                                       -----------  -----------
                End of period                         $ 1,052,981  $   765,366
                                                       ===========  ===========
Reconciliation of net income to net cash provided by operating activities:

   Net income (loss)                                  $   642,004  $   466,154
                                                       -----------  -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                       189,416      194,850
      (Gain) loss on sale of property                       1,536
      (Increase) decrease in accounts receivable           (8,977)       3,194
      (Increase) decrease in prepaid expenses             (16,668)     (15,178)
      Increase (decrease) in accounts payable
        and accrued liabilities                            60,240       40,908
                                                       -----------  -----------
         Total adjustments                                225,547      223,774
                                                       -----------  -----------
         Net cash provided by
           operating activities                       $   867,551  $   689,928
                                                       ===========  ===========


The accompanying notes are an integral part of the finacial statements.

                          Super 8 Motels, Ltd.
                   (A California Limited Partnership)
                     Notes to Financial Statements
                          September 30, 1996

Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited finan-cial statements for the year ended December 31, 1995 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates the period.

          Property Management Fees              $ 143,007

          Franchise Fees                        $  55,545

          Partnership Management Fees           $  43,056

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                             Three Months Nine Months  Three Months Nine Months
                                Ended        Ended        Ended       Ended
                               9/30/96      9/30/96      9/30/95     9/30/95
                             -----------  -----------  -----------  -----------

Salaries and related costs  $   208,354  $   589,170  $   210,518  $   591,267
Rent                             47,482      139,878       46,389      139,168
Franchise and advertising        60,702      177,651       58,920      172,006
Utilities                        53,721      124,988       52,870      128,935
Allocated costs,
 mainly indirect salaries        62,280      202,455       67,580      197,800
Replacements and renovations      6,905       34,290       26,781      102,944
Other operating expenses        160,922      466,526      160,802      435,571
                             -----------  -----------  -----------  -----------

Total motel operating
 expenses                   $   600,366  $ 1,734,958  $   623,860  $ 1,767,691
                             ===========  ===========  ===========  ===========

The following additional material contingencies are required to be restated in the interim reports under federal securities law: None.

                             Super 8 Motels, Ltd.
                     (A California Limited Partnership)
                     Management Discussion and Analysis
               of Financial Condition and Results of Operation
                              September 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has current assets of $1,210,947 which exceed its current liabilities of $253,178 by $957,769. This surplus provides an operating reserve equal to 19.2% of the Partnership's original capital raised. While the Partner-ship agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization).

As shown on the Statement of Cash Flows for the nine months ended September 30, 1996, the Partnership's cash resources increased by $421,781 during the period covered by this report as compared with an increase of $263,228 during the corresponding period of the preceding fiscal year. Other than operating cash flow, additional borrowing against the properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.

Due to the improved performance of the Partnership's motels, the General Partners expect to increase the quarterly distribution from $27.50 per units to $30.00 per unit starting with the fourth distribution of 1996 to be made on or around November 15, 1996.

During the nine month period covered by this report, the Partnership's expenditures for replacements and renovation totaled $65,221 or 2.4% of guest room revenues. Included in the total renovations and replacements was $22,241 in lobby and guest room carpet, $3,192 in air conditioning units, $2,059 in sundeck repairs, $2,620 in replacement bedspreads and $17,743 for interior and exterior painting and repairs of the South San Francisco property. The annual partial replacement of guest room carpets is expected in the fourth calendar quarter.

The Partnership will continue this policy while operational cash flow can satisfy operating needs, the current level of distributions to Limited Partners and the minor replacements and refurbishment necessary to maintain the properties in acceptable condition.

RESULTS OF OPERATIONS

The following is a comparison of the first nine months of the fiscal year ending December 31, 1996 with the corresponding period of the preceding fiscal year.

Total income increased $142,973 or 5.2%. The major revenue item, guest room revenue, increased $131,633 or 5.0%, due to an average rate increase from $44.24 in 1995 to $46.36 in 1996. This increase was offset by a decrease in the occupancy rate from 67.3% in 1995 to 67.2% in 1996.

                             Super 8 Motels, Ltd.
                     (A California Limited Partnership)
                     Management Discussion and Analysis
               of Financial Condition and Results of Operation
                       September 30, 1996 (Continued)

The San Francisco motel achieved a net increase in room revenue due to increased room nights in the leisure market segment. The Sacramento motel experienced a slight decrease in occupancy due to reduced demand in the leisure and government market segments, which was partially offset by increased demand in the corporate and discount market segments. The Modesto motel experienced reduced or static demand in the all market segments.

Total expenses decreased $32,877 or 1.4% during the nine months of the fiscal year ended September 30, 1996 as compared to the corresponding period of the previous fiscal year. The expenses are substantially unchanged from the previous fiscal year due to the unchanged occupancy.

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

Prior to 1995 the Sacramento property had significant occupancy from the
McClellan Air Force Base.   In 1995 the base added 30 rooms to its on-base
transient housing. This reduced the motels demand in 1995 and in 1996. The facility was added to the 1995 base closing list. The remaining room nights generated from this source will decline as the base operations are phased out through 1997. The actual closing activity and the future use of the facility should generate some business for the Sacramento motel.

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









                              SUPER 8 MOTELS, LTD


             11-11-96         By /S/ David P. Grotewohl
             --------         -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







             11-11-96         By /S/ David P. Grotewohl
             --------         -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer