Form 10-K
period 1996-12-31
SUPER 8 MOTELS LTD
filed 1997-03-28
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1996
                          Commission file number 0-8913

                              SUPER 8 MOTELS, LTD.
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
               (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (916) 442-9183

                  Securities registered pursuant to Section 12
                   (b) of the Act: None Securities registered
                     pursuant to Section 12 (g) of the Act:
                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                       ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                  Inapplicable.
                                  -------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                      ----

                                     PART I
Item 1.  BUSINESS

General Development of Business

Super 8 Motels, Ltd. (the "Partnership") is a limited partnership which was organized under the California Uniform Limited Partnership Act on August 25, 1978. The general partner of the Partnership is Grotewohl Management Services, Inc. (the "General Partner"), a California corporation which is 50% owned by Philip B. Grotewohl.

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

Narrative Description of Business

(a)  Franchise Agreements

The Partnership operates each of its motel properties as a franchisee of Super 8 Motels, Inc. through sub-franchises obtained from Super 8 Management Corporation. In March 1988, Brown & Grotewohl, a California general partnership which is an affiliate of the General Partner, became sub-franchisor in the stead of Super 8 Management Corporation. As of December 20, 1996, Super 8 Motels, Inc. had franchised a total of 1,480 motels having an aggregate of 89,678 guest rooms in operation.

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

As of December 31, 1996, the Partnership employed a total of 55 persons, either full or part-time at its three motel properties, including 17 desk clerks, 29 housekeeping and laundry personnel, three maintenance personnel, three van drivers, and three motel managers.

In addition, and as of the same date, the Partnership employed 11 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, sales and marketing and motel supervisory personnel, secretarial personnel, and purchasing personnel. Employed by the Partnership on a part-time basis are David and Mark Grotewohl. David Grotewohl, an attorney, is the Partnership's general counsel and is the Director of Operations. Mark Grotewohl is the manager of the Sacramento motel and is the Director of Marketing and Sales.

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

Super 8 Motels offer accommodations at the upper end, in terms of facilities and prices, of the budget segment of the lodging industry. Generally, Super 8 Motels offer larger rooms and higher quality furnishings at higher rates than motels franchised under the trade-names Motel 6, California 6, Western 6, Regal 8, and E-Z 8.

Item 2.  PROPERTIES

The net proceeds of the offering of Units have been expended for the acquisition (by lease) and development of three properties located in Sacramento County, South San Francisco and Modesto, California. The aggregate acquisition and development cost of the properties was funded with such proceeds and financing in the amount of $850,000 secured by deeds of trust to each of the motels. This original loan was subsequently repaid on April 8,1988 with the proceeds of the San Francisco Federal Savings & Loan Association (SFFSLA) loan described in Note 6 of the Financial Statements. The SFFSLA loan bears interest at the rate of 3% over the Federal Home Loan Bank Board 11th District Cost of Funds with a minimum interest rate of 8.5% and requires monthly payments of principal and interest in the amount of $9,061. The SFFSLA loan, which is secured by a deed of trust encumbering the South San Francisco motel, matures May 1, 2003, at which time a "balloon" payment of approximately $740,000 will be due and payable. SFFSLA has become California Federal Bank.

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

The property site consists of two leased parcels. The leases provide for payment by the Partnership of all taxes, utilities and costs of maintenance in addition to the monthly rent, and will expire on June 30, 2013. Pursuant to the lease agreements, the Partnership has five consecutive 10-year renewal options. The leases provide for adjustments to the monthly rent every two years according to changes in the Consumer Price Index for all Urban Consumers for the San Francisco-Oakland Area (the "CPI"). The total monthly rent was adjusted to $9,719 ($116,630 annually) as of July 1, 1996.

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

The annual rent payable to the Partnership is equal to the greater of 1.5% of gross receipts generated by the restaurant and cocktail lounge facility, or a fixed annual rent. The fixed annual rent is adjusted every two years according to changes in the CPI. On April 1, 1996 the fixed annual rent was increased to $35,736.

The total rent earned by the Partnership during the last three years is as follows:
                                  Year     Rent
                                  ----    -------
                                  1994    $34,012
                                  1995    $34,385
                                  1996    $35,398

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

The sublease provides for a minimum annual rent which is adjusted every two years for changes in the CPI. On December 1, 1996 the minimum annual rent was adjusted to $31,092.

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

                                  Year     Rent
                                  ----    -------
                                  1994    $30,309
                                  1995    $29,672
                                  1996    $29,885

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

                                  Year     Rent
                                  ----    -------
                                  1994    $18,912
                                  1995    $19,001
                                  1996    $19,676

Motel Operations. The Sacramento motel achieved the following average occupancy rates and average room rates for the years 1996, 1995 and 1994:

                                    Average Occupancy Rate
                               1996          1995          1994
                              ------        ------        ------
        Annual Average         55.5%         53.8%         61.9%

                                      Average Room Rate
                               1996          1995          1994
                              ------        ------        ------
        Annual Average        $40.37        $41.06        $37.21

The following lodging facilities provide direct and indirect competition to the Partnership's Sacramento County motel:

                                     NUMBER          DISTANCE FROM
                     FACILITY       OF ROOMS           THE MOTEL
                 ---------------    --------         -------------
                 Motel 6                82           Across Street
                 Holiday Inn           350             0.25 mile
                 La Quinta Motel       130             0.50 mile
                 Oxford Suites         131             5.00 miles

The Sacramento County motel's patronage consists primarily of leisure, military and corporate sources. The motel has significant weekend patronage from sports teams and vacation travelers. In 1996 the McClellan Air Force base provided approximately 15% of the occupied rooms and 11% of the motel's room revenue, and in 1995 accounted for approximately 14% of the room revenue and approximately 19% of the occupied rooms. The base added 30 rooms of on-base transient housing during 1994 which caused its share of occupancy to decline from 30% in 1994 to 19% in 1995 and to 15% in 1996. McClellan Air Force Base is scheduled for complete closure in 2001. No other customer supplies as much as 5% of the motel's patronage.

(b)  South San Francisco

Description of Motel. The Partnership is the lessee of two parcels of approximately 81,330 square feet of land located at the corner of Mitchell and West Harris Avenues in the City of South San Francisco, approximately two miles north of the San Francisco International Airport. One of the two parcels leased was pursuant to a sublease until the Partnership's landlord purchased the subleased area in 1984 from an unrelated party. In 1984 the original lease was modified to reflect the changed ownership, and has substantially the same terms and conditions as the original lease. The Partnership has constructed a 117-room motel on the site. Construction of the motel was completed and motel operations commenced on December 5, 1979.

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

Motel Operation. The South San Francisco motel achieved the following average occupancy rates and average room rates for the years 1996, 1995 and 1994:

                                    Average Occupancy Rate
                               1996          1995          1994
                              ------        ------        ------
        Annual Average         78.3%         69.4%         63.8%

                                      Average Room Rate
                               1996          1995          1994
                              ------        ------        ------
        Annual Average        $53.83        $49.43        $48.13

The following lodging facilities provide direct and indirect competition to the Partnership's South San Francisco motel:

                                                         APPROXIMATE
                                                          DISTANCE
                                            NUMBER        FROM THE
                 FACILITY                  OF ROOMS         MOTEL
                 -------------------       --------     -------------
                 Ramada Inn                  250        Across Street
                 Econo Lodge                  51          Adjacent
                 La Quinta Motor Inn         174          0.25 mile
                 TraveLodge                  200          0.50 mile
                 Grosvenor Inn               210          0.50 mile
                 Comfort Suites              165          1.00 mile
                 Days Inn                    200          2.00 mile

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

The lease term will expire on September 13, 2029. The lease may be extended at the Partnership's option for three additional 10-year periods. The monthly rent is adjusted at three-year intervals according to changes in the CPI. The rent was adjusted effective September 15, 1996 to $5,913 per month ($70,954 per year).

During the term of the lease, the Partnership is responsible for the payment of all taxes, utilities and costs of maintenance. The lease provides that the improvements on the premises are the property of the Partnership until the termination of the lease, at which time they will become the property of the lessor.

Motel Operation. The Modesto motel achieved the following average occupancy rates and average room rates for the years 1996, 1995 and 1994:

                                    Average Occupancy Rate
                               1996          1995           1994
                              ------        ------         ------
        Annual Average         66.8%         73.2%          71.0%

                                      Average Room Rate
                               1996          1995          1994
                              ------        ------        ------
        Annual Average        $41.63        $41.06         $41.02

The following lodging facilities provide direct and indirect competition to the Partnership's Modesto motel:
                                                        APPROXIMATE
                                                         DISTANCE
                                             NUMBER      FROM THE
                        FACILITY            OF ROOMS       MOTEL
                 ----------------------     --------    -----------
                 Ramada Inn                    115       0.10 mile
                 Holiday Inn                   188       0.25 mile
                 Mallard's Best Western        120       0.50 mile
                 Red Lion                      285       2.00 miles

The major sources of patronage at the Modesto motel are business travelers, leisure travelers and many sports teams attending athletic events in the area. No single account generates as much as 5% of the motel's total patronage.

Item 3.  LEGAL PROCEEDINGS

Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Market Information

The Units are not freely transferable and no public market in the Units has developed or is expected to develop.

Holders

As of December 31, 1996, 785 investors (the "Limited Partners") held Units in the Partnership.

Distributions

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

The following distributions to the Limited Partners were made during the years 1995 and 1996:

                                          Total         Amount
                          Date        Distribution     Per Unit
                        --------      ------------     --------
                         2/15/95        $125,000        $25.00
                         5/15/95        $125,000        $25.00
                         8/15/95        $125,000        $25.00
                        11/15/95        $125,000        $25.00
                         2/15/96        $125,000        $25.00
                         5/15/96        $137,500        $27.50
                         8/15/96        $137,500        $27.50
                        11/15/96        $137,500        $27.50

See Item 11 for the amount of distributions to the General Partner.

Item 6.  SELECTED FINANCIAL DATA

Following are selected financial data for the Partnership for its last five fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992.

                             SUPER 8 MOTELS, LTD.






Item 6. Selected Financial Data



                                      Years Ended December 31:
                     ----------------------------------------------------------
                        1996       1995         1994        1993        1992
                     ----------  ----------  ----------  ----------  ----------


Guest room income    $3,668,873  $3,373,790  $3,236,373  $3,252,522  $3,392,719
Net Income             $807,895    $530,783    $471,069    $227,464    $324,269

Per Partnership Unit:
  Cash distributions    $107.50     $100.00     $100.00     $100.00     $100.00
  Net income            $159.96     $105.01      $93.27      $45.04      $64.21



                                      Years Ended December 31:
                     ----------------------------------------------------------
                        1996        1995        1994        1993        1992
                     ----------  ----------  ----------  ----------  ----------

Total Assets         $2,878,579  $2,618,110  $2,628,782  $2,671,473  $2,987,613
Long-Term Debt         $932,561    $960,709    $986,557  $1,010,318  $1,032,150

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient cash to meet its cash needs, is adequate. The Partnership's current assets of $1,205,613 exceed its current liabilities of $195,619 by $1,009,994. These net current assets provide a reserve in excess of the General Partner's target of $250,000. The Partnership's primary source of internal liquidity is revenues from motel operations, which, since commencement of motel operations, have been sufficient to satisfy the Partnership's cash needs, including repayment of debt interest and principal, capital improvements and distributions to the Limited Partners and General Partner. The Partnership's Statements of Cash Flows reflects an increase in cash and temporary investments during the fiscal year covered by this report.

The Partnership's properties are currently unencumbered except for the loan described in Item 2 above, the principal balance of which was $960,709 at December 31, 1996. Although no assurance can be had in this regard, the General Partner believes that the Partnership's equity in its properties provides a potential source of external liquidity (through financing) in the event the Partnership's internal liquidity is impaired. The General Partner may use excess reserves to liquidate the loan when its becomes due in 2003 or add a motel to the Partnership., in which case, the loan would probably be refinanced with the additional funding required for another motel.

Since commencement of motel operations, the Partnership has, either by purchase or lease, expended cash for the improvement and refurbishment of its motels. All such expenditures have been funded with the Partnership's revenue from motel operations.

The Partnership expended 3.1% of room revenue on renovation and replacements during the fiscal year covered by this report. The $112,233 expended (of which $63,372 was capitalized) included $43,534 for guest room carpet, $17,743 for painting and exterior building repairs at the South San Francisco property, $17,448 for computer system replacements, $6,394 for replacement air-conditioning units, $4,544 for replacement televisions and $4,215 for bathtub repairs.

The Partnership expended 6.8% of room revenue on renovation and replacements during the fiscal year ended December 31, 1995. The $229,207 expended (of which $128,748 was capitalized) included $16,797 in guest room tub repairs, $12,925 for replacement guest room chairs, $9,142 for replacement bedspreads, $8,256 for replacement air conditioning units, $8,007 for replacement lamps and lampshades, $5,788 for guest room wallpaper and $5,553 for building repairs. The items capitalized included $33,364 for roof replacements in Sacramento and Modesto, $39,781 in guest room carpet, $12,039 to re-key the South San Francisco property, $28,730 for shuttle vehicles at the South San Francisco property, $4,940 for an ice machine at the Sacramento property, $2,797 for a replacement dryer in Modesto and $2,191 for a new computer in Modesto.

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

Results of Operations

Combined Financial Results

The following tables summarize the Partnership's operating results for the fiscal years ended December 31, 1994, 1995 and 1996 on a combined basis. The results of the individual properties follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis. Total expenditures include the operating expenses of the motels, together with the cost of capital improvements and those Partnership expenses properly allocable to such motels.

                                   Average       Average
                                  Occupancy       Room
           Fiscal Year Ended:        Rate         Rate
           ------------------     ---------      -------
           December 31, 1994        64.8%        $42.11

           December 31, 1995        64.2%        $44.32

           December 31, 1996        66.5%        $46.39

                                                  Total
                                               Expenditures    Partnership
                                    Total          and          Cash Flow
           Fiscal Year Ended:      Revenues    Debt Service        (1)
           ------------------     ----------   ------------    -----------
           December 31, 1994      $3,318,533     $2,686,966       $631,567

           December 31, 1995      $3,476,890     $2,836,242       $640,648

           December 31, 1996      $3,818,298     $2,832,177       $986,121

(1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, this amount is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners. This calculation is reconciled to the financial statement in the following table.

Reconciliation of Partnership's Cash Flow included in the chart above to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:
                                                1996        1995        1994
                                              --------    --------    --------
Partnership Cash Flow                         $986,121    $640,648    $631,567
Principal Payments on Financial Obligations     25,862      23,747      21,832
Additions to Fixed Assets                       63,372     128,748      90,107
Depreciation and Amortization                 (255,459)   (261,488)   (275,859)
Other Items                                    (12,001)       (872)      3,422
                                              --------    --------    --------
Net Income                                    $807,895    $530,783    $471,069
                                              ========    ========    ========

Following is a reconciliation of Partnership Cash Flow (shown above) to the aggregate total of Cash Flow from Operations for the Partnership's three motels which are segregated in the tables following this reconciliation.

                                                 1996       1995        1994
                                              ---------   ---------   ---------
South San Francisco Motel                      $637,439    $372,917    $281,648
Sacramento Motel                                284,759     195,669     288,450
Modesto Motel                                    93,876     108,118     108,860
                                              ---------   ---------   ---------
Aggregate Cash Flow from Property Operations  1,016,074     676,704     678,958
Partnership Management Fees                     (59,722)    (55,556)    (55,556)
Interest on Cash Reserves                        28,421      17,226       8,413
Other Income (net of Other Expenses) not
   allocated to the individual properties         1,348       2,274        (248)
                                              ---------   ---------   ---------
Partnership Cash Flow                          $986,121    $640,648    $631,567
                                              =========   =========   =========

The Partnership's total revenue increased $341,408 or 9.8% during the fiscal year covered by this report as compared to the previous fiscal year. As discussed below, the improved revenues were generated primarily by improved average occupancies and improved average room rates at the South San Francisco motel.

The Partnership's total revenue increased $158,357 or 4.8% during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. As discussed below, the improved revenues were generated primarily by improved average occupancies at the South San Francisco motel.

The Partnership's total expenses per the statement of income increased $64,296 or 2.2% during the fiscal year covered by this report as compared to the previous fiscal year. The increased expenses are associated with the increased room revenue and occupancy.

The Partnership's total expenses per the statement of income increased $98,643 or 3.5% during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. This increase was primarily in the motel operating expenses category, which increased $108,310 or 5.0%. While some of the increased costs are associated with the net increase in occupancy, the Partnership expended $79,025 more for renovations and replacements in 1995 then in the previous fiscal year.

South San Francisco Motel
                                     Average       Average
                                    Occupancy       Room
           Fiscal Year Ended:          Rate         Rate
           ------------------       ---------      -------
           December 31, 1994          63.8%        $48.13

           December 31, 1995          69.4%        $49.43

           December 31, 1996          78.3%        $53.83

                                                  Total        Cash Flow
                                               Expenditures       from
                                     Total         and          Property
           Fiscal Year Ended:      Revenues    Debt Service    Operations
           ------------------     ----------   ------------    ----------
           December 31, 1994      $1,337,463    $1,055,815      $281,648

           December 31, 1995      $1,501,439    $1,128,522      $372,917

           December 31, 1996      $1,857,629    $1,220,190      $637,439

The  Partnership's  South San  Francisco  motel  achieved  a  $356,190  or 23.7%
increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. Guest room revenues increased $339,825 or 23.2% due to the increases in occupancy and in the average room rate. The motel achieved significant increases in the leisure market segment while it experienced a slight downturn in the number of corporate rooms sold. The improvement in the average daily rate is related strength of the San Francisco airport market.

The Partnership's South San Francisco motel achieved a $163,976 or 12.3% increase in total revenue during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. Guest room revenue increased $154,861 or 11.8% due primarily to the increase in occupancy. The motel achieved significant increases in the leisure and corporate market segments while it experienced a slight downturn in the number of discount rooms sold. The improvement in the average daily rate is related to the decrease in discount business.

The Partnership's South San Francisco motel experienced a $91,668 or 8.1% increase in total expenditures and debt service during the fiscal year covered by this report as compared to the previous fiscal year due primarily to the increase in room sales. Increased housekeeping wages of $17,200, increased guest transportation cost of $9,802, increased costs of guest services of $6,045, increased appraisal fees of $7,250, increased workers' compensation costs of $6,934 and increased franchise and management fees of $34,798 were partially offset by reductions of $6,478 in maintenance wages and $19,207 in reduced renovations.

The Partnership's South San Francisco motel experienced a $72,717 or 6.9% increase in total expenditures and debt service during the fiscal year ended December 31, 1995 as compared to the previous fiscal year due primarily to the increase in average occupancy. Increased housekeeping wages of $9,845, increased utility costs of $7,801, increased costs of guest services of $6,045, increased taxes and insurance of $5,937 and increased franchise and management fees of $16,110 were substantially offset by reductions of $19,737 in maintenance wages, $7,295 in workers' compensation costs and $6,958 in bad debts. The renovations and replacements as discussed previously increased $36,460.

Sacramento Motel
                                     Average       Average
                                    Occupancy       Room
           Fiscal Year Ended:          Rate         Rate
           ------------------       ---------      -------
           December 31, 1994          61.9%        $37.21

           December 31, 1995          53.8%        $41.06

           December 31, 1996          55.5%        $40.37

                                                  Total        Cash Flow
                                               Expenditures       from
                                     Total         and          Property
           Fiscal Year Ended:      Revenues    Debt Service    Operations
           ------------------     ----------   ------------    ----------
           December 31, 1994      $1,099,720     $811,270       $288,450

           December 31, 1995      $1,061,119     $865,450       $195,669

           December 31, 1996      $1,092,057     $807,298       $284,759

The Partnership's Sacramento motel achieved a $30,938 or 2.9% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The property's 3.2% increase in occupancy was partially offset by the 1.7% decrease in average room rate. The motel experienced growth in the corporate and discount rooms market segments. Revenue from the McClellan Air Force Base decreased from 14% of total room revenue to approximately 11% of total room revenue. Future business from the McCllelan Air Force Base is uncertain as the base will take some time to actually close. The termination functions should provide additional room nights for transient personnel and the final alternate use of the facility is not yet determined. The General Partner expects the lost revenue from the low rate military business will eventially be replaced by higher rate commerical travelers.

The Partnership's Sacramento motel experienced a 3.5% decrease in total revenues during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. The motel experienced a 13.1% decline in its average occupancy which was substantially offset by a 10.3% increase in the average room rate. Revenue from the McClellan Air Force Base decreased from 20% of total room revenue to approximately 14% of total room revenue.

The Partnership's Sacramento motel achieved a $58,152 or 6.7% decrease in expenditures during the fiscal year covered by this report as compared to the previous fiscal year. Total expenditure increases of $5,830 for workers' compensation insurance and $7,250 for appraisal fees were offset by reduced expenditures of $54,978 for renovations and replacements, $6,606 in security services, $6,035 in housekeeping wages and $5,271 in air-conditioning repairs and replacements.

The Partnership's Sacramento motel experienced a $54,180 or 6.7% increase in expenditures during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. Total expenditure increases of $7,751 for print advertising, $19,512 for security services, $5,540 for front desk wages and $22,128 for various replacements and renovations were partially offset by a $10,005 reduction in housekeeping wages, $6,560 in reduced phone repair costs and by $5,010 in reduced workers' compensation insurance costs.

Modesto Motel

                                     Average       Average
                                    Occupancy       Room
           Fiscal Year Ended:          Rate         Rate
           ------------------       ---------      -------
           December 31, 1994          71.0%        $41.02

           December 31, 1995          73.2%        $41.06

           December 31, 1996          66.8%        $41.63

                                                  Total        Cash Flow
                                               Expenditures      from
                                     Total         and          Property
           Fiscal Year Ended:      Revenues    Debt Service    Operations
           ------------------     ----------   ------------    ----------
           December 31, 1994       $868,476      $759,616       $108,860

           December 31, 1995       $896,780      $788,662       $108,118

           December 31, 1996       $838,579      $744,703        $93,876

The Partnership's Modesto motel experienced a $58,201 or 6.5% decrease in total revenue during the fiscal year covered by this report as compared to the previous fiscal year. The decrease in revenue was due to an 8.7% reduction in guest room occupancy which was slightly offset by a 1.4% increase in average room rate. The occupancy reduction was experienced in all market segments.

The Partnership's Modesto motel achieved a $28,304 or 3.3% increase in total revenue during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. The increase, which was primarily in guest room revenue, was due to the improved average occupancy rates at the motel. The room nights provided by the leisure travel market segment increased at a rate faster than the rate at which the corporate market segment declined.

The Partnership's Modesto motel achieved a $43,959 or 5.6% decrease in total expenditures during the fiscal year covered by this report as compared to the previous fiscal year. The reduced expenditures of $42,788 for renovations and replacements and of $8,391 for landscaping were partially offset by increased expenditures of $5,148 for workers' compensation and of $7,250 for appraisal fees.

The Partnership's Modesto motel experienced a $29,046 or 3.8% increase in total expenditures during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. Increased expenditures of $7,672 for landscaping, $7,502 for water and sewer costs and $5,273 for print advertising were substantially offset by $10,144 in reduced maintenance wages and $8,957 in reduced property taxes. As discussed previously, renovation and replacement expenditures were $20,436 higher than in the previous fiscal year.

Future Trends

The General Partner anticipates that the South San Francisco motel will continue to improve slightly over the results for the fiscal years ended December 31, 1995 and 1996. The future of the Sacramento motel is uncertain due to the closing of the McClellan Air Force Base. The General Partner anticipates that any increases in operating costs and expenses realized during the upcoming fiscal year as a result of inflation will, to the extent possible, be met by upward adjustment of room rates.

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

                               DECEMBER 31, 1996

Item 8: Financial Statements



                             SUPER 8 MOTELS, LTD.

                        INDEX OF FINANCIAL STATEMENTS


                                                               Pages
                                                               -----

        Report of Independent Certified Public Accountants     F-3

        Balance Sheets, December 31, 1996 and 1995             F-4

        Statements of Operations for the years
          ended December 31, 1996, 1995 and 1994               F-5

        Statements of Partners' Equity for the years
          ended December 31, 1996, 1995 and 1994               F-6

        Statements of Cash Flows for the years
          ended December 31, 1996, 1995 and 1994               F-7 and
                                                               F-8

        Notes to Financial Statements                          F-9 to
                                                               F-12









Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
Super 8 Motels, Ltd.

We have audited the accompanying balance sheets of Super 8 Motels, Ltd., a California limited partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


February 20, 1997
San Mateo, California

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS
                                                            1996        1995
                                                         ----------  ----------
Current Assets:
    Cash and temporary investments (Notes 3 and 8)       $1,058,309  $  631,200
    Accounts receivable                                     122,841      94,659
    Prepaid expenses                                         24,463      22,662
                                                         ----------  ----------
       Total Current Assets                               1,205,613     748,521
                                                         ----------  ----------

Property and Equipment (Note 2):
    Buildings                                             5,223,252   5,223,252
    Furniture and equipment                               1,049,769   1,061,233
                                                         ----------  ----------
                                                          6,273,021   6,284,485
    Accumulated depreciation                             (4,620,543) (4,438,559)
                                                         ----------  ----------
       Property and Equipment, Net                        1,652,478   1,845,926
                                                         ----------  ----------

Other Assets                                                 20,488      23,663
                                                         ----------  ----------

          Total Assets                                   $2,878,579  $2,618,110
                                                         ==========  ==========

                      LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
    Current portion of note payable (Note 6)             $   28,148  $   25,862
    Accounts payable and accrued liabilities                157,712     151,535
    Due to related parties                                    9,759        -
                                                         ----------  ----------
       Total Current Liabilities                            195,619     177,397

Long-term Liabilities, Net of Current Portion:
    Note payable (Note 6)                                   932,561     960,709
                                                         ----------  ----------

          Total Liabilities                               1,128,180   1,138,106
                                                         ----------  ----------
Lease Commitments (Note 5)

Partners' Equity:
    General Partner                                          66,559      58,480
    Limited Partners                                      1,683,840   1,421,524
                                                         ----------  ----------
       Total Partners' Equity                             1,750,399   1,480,004
                                                         ----------  ----------
          Total Liabilities and Partners' Equity         $2,878,579  $2,618,110
                                                         ==========  ==========
                See accompanying notes to financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS


                                                 Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Income:
    Guest room                               $3,668,873  $3,373,790  $3,236,373
    Telephone and vending                        90,377      75,815      60,987
    Interest                                     28,421      17,226       8,413
    Other                                        30,627      10,059      12,760
                                             ----------  ----------  ----------
       Total Income                           3,818,298   3,476,890   3,318,533
                                             ----------  ----------  ----------

Expenses:
    Motel operations (Notes 4, 5 and 8)       2,318,534   2,293,289   2,184,979
    General and administrative (Note 4)         104,592      77,993      79,311
    Depreciation and amortization (Note 2)      255,459     261,488     275,859
    Interest                                     82,683      84,812      86,741
    Property management fees (Note 4)           189,413     172,969     165,018
    Partnership management fees (Note 4)         59,722      55,556      55,556
                                             ----------  ----------  ----------
       Total Expenses                         3,010,403   2,946,107   2,847,464
                                             ----------  ----------  ----------

          Net Income                         $  807,895  $  530,783  $  471,069
                                             ==========  ==========  ==========

Net Income Allocable to General Partner          $8,079      $5,308      $4,711
                                                 ======      ======      ======

Net Income Allocable to Limited Partners       $799,816    $525,475    $466,358
                                               ========    ========    ========

Net Income Per Partnership Unit (Note 1)        $159.96     $105.10      $93.27
                                                =======     =======      ======

Distributions to Limited Partners Per
  Partnership Unit (Note 1)                     $107.50     $100.00     $100.00
                                                =======     =======     =======







                See accompanying notes to financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY


                                                  Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
General Partner:
    Balance, beginning of year               $   58,480  $   53,172  $   48,461
    Net income                                    8,079       5,308       4,711
                                             ----------  ----------  ----------
       Balance, End of Year                      66,559      58,480      53,172
                                             ----------  ----------  ----------

Limited Partners:
    Balance, beginning of year                1,421,524   1,396,049   1,429,691
    Net income                                  799,816     525,475     466,358
    Less:  Cash distributions to
             limited partners                  (537,500)   (500,000)   (500,000)
                                             ----------  ----------  ----------
       Balance, End of Year                   1,683,840   1,421,524   1,396,049
                                             ----------  ----------  ----------

       Total Partners' Equity                $1,750,399  $1,480,004  $1,449,221
                                             ==========  ==========  ==========
























                See accompanying notes to financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS


                                                 Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------


Cash Flows From Operating Activities:
 Received from motel operations              $3,776,765  $3,455,302  $3,300,513
 Expended for motel operations and
  general and administrative expenses        (2,671,907) (2,617,626) (2,479,227)
 Interest received                               28,351      16,576       8,336
 Interest paid                                  (82,866)    (84,980)    (86,896)
                                             ----------  ----------  ----------
  Net Cash Provided by Operating Activities   1,050,343     769,272     742,726
                                             ----------  ----------  ----------

Cash Flows From Investing Activities:
 Purchases of property and equipment            (63,372)   (128,748)    (90,107)
 Proceeds from sales of property and equipment    3,500      12,285      10,600
                                             ----------  ----------  ----------
  Net Cash Used by Investing Activities         (59,872)   (116,463)    (79,507)
                                             ----------  ----------  ----------

Cash Flows From Financing Activities:
 Payments on notes payable                      (25,862)    (23,747)    (21,832)
 Distributions paid to limited partners        (537,500)   (500,000)   (500,000)
                                             ----------  ----------  ----------
  Net Cash Used by Financing Activities        (563,362)   (523,747)   (521,832)
                                             ----------  ----------  ----------

  Net Increase (Decrease) in Cash and
    Temporary Investments                       427,109     129,062     141,387

Cash and Temporary Investments:
 Beginning of year                              631,200     502,138     360,751
                                             ----------  ----------  ----------

  End of Year                                $1,058,309  $  631,200  $  502,138
                                             ==========  ==========  ==========







                See accompanying notes to financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                     STATEMENTS OF CASH FLOWS (Continued)



                                                  Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

  Net income                                 $  807,895  $  530,783  $  471,069
                                             ----------  ----------  ----------

  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization              255,459     261,488     275,859
     Loss (gain) on disposition of property
       and equipment                              1,036       1,040      (3,268)
     Increase in accounts receivable            (28,182)     (5,012)     (9,684)
     (Increase) decrease in prepaid expenses     (1,801)     (1,319)        126
     Decrease in other assets                      -           -            551
     Increase (decrease) in accounts payable
       and accrued liabilities                    6,177      (1,784)      5,746
     Increase (decrease) in due to
       related parties                            9,759     (15,924)      2,327
                                             ----------  ----------  ----------
        Total Adjustments                       242,448     238,489     271,657
                                             ----------  ----------  ----------

        Net Cash Provided By
         Operating Activities                $1,050,343  $  769,272  $  742,726
                                             ==========  ==========  ==========















                See accompanying notes to financial statements.

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Super 8 Motels, Ltd. is a limited partnership organized under California law on August 25, 1978, to acquire and operate motel properties in South San Francisco, Sacramento and Modesto, California. The term of the Partnership expires December 31, 2027, and may be dissolved earlier under certain cercumstances. The Partnership grants credit to customers, substantially all of which are local businesses in South San Francisco, Sacramento or Modesto.

The general partner is Grotewohl Management Services, Inc., a 50% stockholder and the principal officer of which is Philip B. Grotewohl.

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

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

          Description                  Methods                Useful Lives
    -----------------------     -------------------------     ------------
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

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
NOTE 3 - CASH AND TEMPORARY INVESTMENTS
Cash and temporary investments as of December 31, 1996 and 1995 consists of the following:
                                                             1996        1995
          Cash in bank                                   $   79,142  $   80,878
          Money market accounts                             879,167     450,322
          Certificate of deposit                            100,000     100,000
                                                         ----------    --------
               Total Cash and Temporary Investments      $1,058,309    $631,200
Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS
Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of each motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8", a national institutional advertising program, an advance room reservation system, and inspection services. These costs, $183,444 in 1996, $168,690 in 1995 and $161,554 in 1994 are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel properties as a franchisee of Super 8 Motels, Inc., through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc. (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $73,377, $67,476 and $64,621 in 1996, 1995 and 1994,
respectively.

Property Management Fees
The General Partner, or its affiliates, handles the management of the motel properties of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of the Operational Cash Flow of the Partnership, defined as the total cash receipts from Partnership operations during a given period of time less cash operating disbursements during the same period. It is subordinated to prior receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions for each year of the Partnership's existence. During the years ended December 31, 1996, 1995 and 1994 the General Partner received property management fees of $189,413, $172,969 and $165,019, respectively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partner is to receive a fee for partnership management services equal to one-ninth of the amounts which have been distributed to the Limited Partners subordinated, however, to receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions and to payment of the property management fees referred to above. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or refinancing. During the years December 31, 1996, 1995 and 1994 the General Partner received partnership management fees of $59,722, $55,556 and $55,556,
respectively.                         F-10

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the General Partner is to receive 15% of distributions of net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions. Through December 31, 1996, no such proceeds had been distributed.

Administrative Expenses Shared by the Partnership and Its Affiliates
There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office and administrative salaries. The administrative expenses allocated to the Partnership were approximately $338,000 in 1996, $334,000 in 1995 and $311,000 in 1994 and are included in general and administrative expenses and motel operations expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, a 50% stockholder of Grotewohl Management Services, Inc., the General Partner.
NOTE 5 - LEASE COMMITMENTS
The Partnership has long-term lease commitments on land in Modesto, Sacramento, and South San Francisco, California for original terms of 50, 35, and 29 years, respectively. The Partnership has the right to extend the Modesto lease for three consecutive periods of ten years each, the Sacramento lease for five consecutive periods of ten years each, and the South San Francisco lease for five consecutive periods of five years each. The base monthly rent is subject to adjustment at three, two and five year intervals, respectively, to reflect changes in the Consumer Price Index. The Partnership pays all property taxes, assessments and utilities.

The Partnership has entered into three sublease agreements which cover unimproved portions of the Sacramento property and expire on various dates from March, 2003 through June, 2013, with the sublessees' options to renew the sub-leases of all three parcels of land for 5 consecutive periods of 10 years each.

Rental expense under long-term lease commitments incurred by the Partnership amounted to $272,438 in 1996, $268,526 in 1995 and $267,057 in 1994, less
$84,959,  $83,058  and  $83,233 in  sub-lease  rentals  in 1996,  1995 and 1994, respectively. Such amounts are included in motel operations expense in the accompanying statements of operations.

The future lease commitments at December 31, 1996 using the minimum monthly amounts, are as follows:
      Years Ending                                     South San
      December 31:           Modesto     Sacramento    Francisco        Total
        1997               $   70,954    $  116,630    $   90,564    $  278,148
        1998                   70,954       116,630        90,564       278,148
        1999                   70,954       116,630        90,564       278,148
        2000                   70,954       116,630        90,564       278,148
        2001                   70,954       116,630        90,564       278,148
      Thereafter            1,963,053     1,341,243       543,384     3,847,680
      Less subleases             -       (1,061,017)         -       (1,061,017)
                           ----------    ----------    ----------    ----------
           Total           $2,317,823    $  863,376    $  996,204    $4,177,403

                             SUPER 8 MOTELS, LTD.
                      (A California Limited Partnership)
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6 - NOTE PAYABLE

The note payable is due to a federal savings bank, with monthly interest and principal payments of $9,061. The interest rate is adjusted monthly and the payment is adjusted annually. The interest rate was equal to 8.5% as of December 31, 1996 and is the lesser of 3% over the cost of funds index of the Federal Home Loan Bank of San Francisco or 14.5% but not less than 8.5%. A balloon payment of approximately $740,000 for the balance of the principal is due in May 2003. The note is collateralized by a first deed of trust on the leasehold interests in real property in South San Francisco.

Note payable maturities are as follows:

                Years Ending December 31:
                           1997                             $ 28,148
                           1998                               30,636
                           1999                               33,344
                           2000                               36,291
                           2001                               39,499
                           2002-2003                         792,791
                                                            --------
                               Total                        $960,709
                                                            ========
NOTE 7 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating expenses for the following years:
                                              1996         1995         1994
                                           ----------   ----------   ----------
Salaries and related costs                 $  790,722   $  764,251   $  800,819
Rent                                          187,479      185,468      183,825
Franchise and advertising fees                183,444      168,690      161,554
Utilities                                     166,900      168,641      154,010
Allocated costs, mainly indirect salaries     276,096      272,411      254,483
Replacement and renovations                    48,861      100,459       60,073
Other operating expenses                      665,032      633,369      570,215
                                           ----------   ----------   ----------
    Total motel operating expenses         $2,318,534   $2,293,289   $2,184,979
                                           ==========   ==========   ==========

NOTE 8 - CONCENTRATION OF CREDIT RISK

The company maintains its cash accounts in seven commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of December 31, 1996 follows:

    Total cash in all California banks                    $1,078,213
    Portion insured by FDIC                                 (698,626)
                                                          ----------
         Uninsured cash balances                          $  379,587
                                                          ==========

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The original general partners of the Partnership were Dennis A. Brown and Philip
B. Grotewohl. Upon Mr. Brown's death on February 25, 1988, Mr. Grotewohl elected to continue the Partnership as the sole remaining general partner. During March 1988, Mr. Grotewohl appointed Grotewohl Management Services, Inc., a California corporation, his successor as General Partner of the Partnership.

The General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels. The 50% shareholder, director and principal officer of the General Partner is Mr. Grotewohl.

Mr. Grotewohl, age 78, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships.

Item 11.  EXECUTIVE COMPENSATION

Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust of Mr. Brown's shares in certain of the compensation otherwise payable to the General Partner and its affiliates. This revenue is now paid to a successor trust.

Following is a description of compensation paid or payable to the General Partner and the Brown trust.

Property Management Fees

The fee for this service is 5% of the gross revenues from motel operations, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of Operational Cash Flow with payment subordinated to the receipt by the Limited Partners of the Preferred Return as discussed in Item 5 above. A total of $189,413 in property management fees accrued and was paid during the fiscal year covered by this report.

Franchise Fees and Advertising Fees

The Partnership operates its motels as a franchisee of Super 8 Motels, Inc., pursuant to sub-franchises from the Manager, an affiliate of the General Partner. In connection with the operation of each of its motels, the
Partnership, as franchisee, pays 4% of its gross room revenues to the franchisor. One-half of the franchise fee is paid to the affiliate of the General Partner. In addition to the franchise fee, the Partnership pays 1% of its gross room revenues to the franchisor as an advertising fee. No part of this fee is paid to the Manager.

The total franchise fee accrued during the fiscal year covered by this report was $146,755 of which $73,377 accrued to the Manager. The total advertising fees paid to Super 8 Motels, Inc. was $36,689. All the above amounts have been paid.

General Partner's Interest in Operational Cash Flow

Except for payment to the General Partner of property management fees, as discussed above, distributions of Operational Cash Flow are made as follows: (1) 90% thereof is paid to the Limited Partners; (2) 9% thereof is paid to the General Partner as Partnership management fees; and (3) 1% thereof is paid to the General Partner as its interest in the income and losses of the Partnership. However, payment of Operational Cash Flow to the General Partner is subordinated as discussed in Item 5 above. The General Partner received distributions from Operational Cash Flow during the fiscal year covered by this report in the amount of $59,722 from distributions attributable to 1996.

General Partner's Interest in Net Proceeds of Sales and Financing of Partnership Properties

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

                                                      AMOUNT AND
  TITLE                                               NATURE OF
   OF        NAME AND ADDRESS OF BENEFICIAL           BENEFICIAL      PERCENT
  CLASS                 OWNER                         OWNERSHIP      OF CLASS
  -----      ------------------------------          ------------    --------
  Units      Liquidity Fund 73, L.P.                  143  Units       2.86%
  Units      Liquidity Fund 74, L.P.                  127  Units       2.54%
  Units      Liquidity Fund 75, L.P.                   66  Units       1.32%
  Units      Liquidity Fund IX, L.P.                    5  Units        .10%
  Units      Liquidity Fund Tax Exempt Partners       116  Units       2.32%
  Units      Liquidity Fund Tax Exempt Partners II    153  Units       3.06%
  Units      Liquidity Fund XI                         13  Units        .26%
  Units      Liquidity Fund XIII                        2  Units        .04%
  Units      Liquidity Fund XIV                         5  Units        .10%
  Units      Liquidity Income/Growth Fund 1985         29  Units        .58%
  Units      Liquidity Fund 65 L.P.                    17  Units        .34%
                                                     -----
             Total                                    676  Units      13.52%
                                                     =====

Security Ownership of Management

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $338,000 in 1996 are included in general and administrative expenses and motel operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the 50% shareholder of the General Partner.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

  (a)  Documents filed as part of this report
   1. Financial Statements Included in Part II of this Report
       Report of Independent Certified Public Accountants
        Balance Sheets, December 31, 1996 and 1995
        Statements  of  Operations  for the Years Ended  December 31, 1996,
          1995 and 1994
        Statements  of Partners'  Equity for the Years Ended December 31, 1996,
          1995 and 1994
        Statements  of Cash Flow for the Years Ended  December  31,  1996,
          1995 and 1994
        Notes to Financial Statements

   2. Financial Statement Schedules Included in Part IV of the Report
        None

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

(Registrant) SUPER 8 MOTELS, LTD.

By (Signature and Title)       /s/   Philip B. Grotewohl
                               -----------------------------
                               Philip B. Grotewohl,
                               Chairman of Grotewohl Management Services, Inc.,
                               General Partner

Date March 28, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)       /s/  Philip B. Grotewohl
                               -----------------------------
                               Philip B. Grotewohl,
                               Chief  executive  officer, chief
                               financial officer, chief
                               accounting officer and sole
                               director of Grotewohl Management
                               Services, General Partner

Date March 28, 1997