Form 10-Q
period 1997-03-31
SUPER 8 MOTELS LTD
filed 1997-05-05
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                     For the Period ended March 31, 1997

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

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - March 31, 1997 and December 31, 1996          2

   Statement of Operations - Three Months Ended
   March 31, 1997 and 1996                                       3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1997 and 1996                    4

   Statement of Cash Flows - Three Months Ended
   March 31, 1997 and 1997                                       5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 10

                           Super 8 Motels, Ltd.
                    (A California Limited Partnership)
                               Balance Sheet
                   March 31, 1997 and December 31, 1996

                                                       3/31/97       12/31/96
                                                    ------------   ------------
                                  ASSETS
Current Assets:
   Cash and temporary investments                  $  1,201,460   $  1,058,309
   Accounts receivable                                  121,896        122,841
   Prepaid expenses                                       5,347         24,463
                                                    ------------   ------------
    Total current assets                              1,328,703      1,205,613
                                                    ------------   ------------

Property and Equipment:
   Buildings                                          5,223,252      5,223,252
   Furniture and equipment                            1,082,997      1,049,769
                                                    ------------   ------------
                                                      6,306,249      6,273,021
   Accumulated depreciation                          (4,681,241)    (4,620,543)
                                                    ------------   ------------

    Property and equipment, net                       1,625,008      1,652,478
                                                    ------------   ------------

Other Assets:                                            19,694         20,488
                                                    ------------   ------------

    Total Assets                                   $  2,973,405   $  2,878,579
                                                    ============   ============

                       LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Current portion of note payable                 $     29,366   $     28,148
   Accounts payable and accrued liabilities             216,217        167,471
                                                    ------------   ------------
    Total current liabilities                           245,583        195,619

Long - Term Liabilities:
   Note payable                                         924,528        932,561
                                                    ------------   ------------
    Total liabilities                                 1,170,111      1,128,180
                                                    ------------   ------------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                      68,588         66,559
   Limited Partners                                   1,734,706      1,683,840
                                                    ------------   ------------
    Total partners' equity                            1,803,294      1,750,399
                                                    ------------   ------------

Total Liabilities and Partners' Equity             $  2,973,405   $  2,878,579
                                                    ============   ============
   The accompanying notes are an integral part of the financial statements.

                           Super 8 Motels, Ltd.
                    (A California Limited Partnership)
                          Statement of Operations
            For the Three Months Ending March 31, 1997 and 1996

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                       3/31/97        3/31/96
                                                    ------------   ------------

Income:
    Guest room                                     $    911,720   $    747,854
    Telephone and vending                                21,702         17,469
    Interest                                             10,067          5,101
    Other                                                 8,844          6,215
                                                    ------------   ------------
     Total Income                                       952,333        776,639
                                                    ------------   ------------

Expenses:
    Motel operating expenses (Note 2)                   575,173        546,902
    General and administrative                           28,635         26,475
    Depreciation and amortization                        61,492         64,403
    Interest                                             20,319         20,876
    Property management fees                             47,152         38,581
    Partnership management fees                          16,667         13,889
                                                    ------------   ------------
     Total Expenses                                     749,438        711,126
                                                    ------------   ------------

    Net Income (Loss)                              $    202,895   $     65,513
                                                    ============   ============

Net Income (Loss) Allocable
 to General Partners                                     $2,029           $655
                                                    ============   ============

Net Income (Loss) Allocable
 to Limited Partners                                   $200,866        $64,858
                                                    ============   ============

Net Income (Loss)
 per Partnership Unit                                    $40.17         $12.97
                                                    ============   ============

Distribution to Limited Partners
 per Partnership Unit                                    $30.00         $25.00
                                                    ============   ============







   The accompanying notes are an integral part of the financial statements.

                           Super 8 Motels, Ltd.
                    (A California Limited Partnership)
                 Statement of Changes in Partners' Equity
            For the Three Months Ending March 31, 1997 and 1996


                                                        1997           1996
                                                    ------------   ------------
General Partners:
 Balance at beginning of year                      $     66,559   $     58,480
 Net income (loss)                                        2,029            655
                                                    ------------   ------------
  Balance at end of period                               68,588         59,135
                                                    ------------   ------------


Limited Partners:
 Balance at beginning of year                         1,683,840      1,421,524
 Net income (loss)                                      200,866         64,858
 Distributions to limited partners                     (150,000)      (125,000)
                                                    ------------   ------------
  Balance at end of period                            1,734,706      1,361,382
                                                    ------------   ------------

  Total balance at end of period                   $  1,803,294   $  1,420,517
                                                    ============   ============



























   The accompanying notes are an integral part of the financial statements.

                           Super 8 Motels, Ltd.
                    (A California Limited Partnership)
                         Statement of Cash Flows
            For the Three Months Ending March 31, 1997 and 1996

                                                        1997           1996
                                                    ------------   ------------
Cash flows from operating activities:
 Received from motel revenues                      $    944,513   $    767,664
 Expended for motel operations and
  general and administrative expenses                  (599,717)      (580,509)
 Interest received                                        8,765          3,760
 Interest paid                                          (20,367)       (20,920)
                                                    ------------   ------------
  Net cash provided by operating activities             333,194        169,995
                                                    ------------   ------------
Cash flows from investing activities:
 Purchases of property and equipment                    (33,228)       (36,056)
 Proceeds from sales of property and equipment              -              -
                                                    ------------   ------------
  Net cash provided (used) by investing activities      (33,228)       (36,056)
                                                    ------------   ------------
Cash flows from financing activities:
 Principal payments on notes payable                     (6,815)        (6,262)
 Distributions paid to limited partners                (150,000)      (125,000)
                                                    ------------   ------------
  Net cash provided (used) by financing activities     (156,815)      (131,262)
                                                    ------------   ------------
  Net increase (decrease) in cash
   and temporary investments                            143,151          2,677

  Cash and Temporary Investments:
    Beginning of period                               1,058,309        631,200
                                                    ------------   ------------

            End of period                          $  1,201,460   $    633,877
                                                    ============   ============

Reconciliation of net income to net cash provided by operating activities:
 Net income (loss)                                 $    202,895   $     65,513
                                                    ------------   ------------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Depreciation and amortization                         61,492         64,403
   (Gain) loss on sale of property                          -              444
   (Increase) decrease in accounts receivable               945         (5,215)
   (Increase) decrease in prepaid expenses               19,116         17,734
   Increase (decrease) in accounts payable
    and accrued liabilities                              48,746         27,116
                                                    ------------  -------------
     Total adjustments                                  130,299        104,482
                                                    ------------  -------------
     Net cash provided by
      operating activities                         $    333,194        169,995
                                                    ============  =============

   The accompanying notes are an integral part of the financial statements.

                           Super 8 Motels, Ltd.
                    (A California Limited Partnership)
                      Notes to Financial Statements
            For the Three Months Ending March 31, 1997 and 1996

Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1996 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates for the period.

          Property Management Fees                     $47,152

          Franchise Fees                               $18,257

          Partnership Management Fees                  $16,667

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                       3/31/97        3/31/96
                                                    ------------   ------------

Salaries and related costs                         $    199,494   $    189,640
Rent                                                     47,911         46,198
Franchise and advertising                                45,643         31,686
Utilities                                                41,587         31,686
Allocated costs,
 mainly indirect salaries                                66,165         68,728
Replacements and renovations                              9,904         10,594
Other operating expenses                                164,469        168,370
                                                    ------------   ------------

Total motel operating expenses                     $    575,173   $    546,902
                                                    ============   ============


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                           Super 8 Motels, Ltd.
                     (A California Limited Partnership)
                     Management Discussion and Analysis
              of Financial Condition and Results of Operation
                              March 31, 1997


LIQUIDITY AND CAPITAL RESOURCES

The Partnership has current assets of $1,328,703 which exceed its current liabilities of $245,583 by $1,083,120. This surplus provides an operating reserve equal to 21.7% of the Partnership's original capital raised. While the Partnership agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization).

As shown on the Statement of Cash Flows for the three months ended March 31, 1997, the Partnership's cash resources increased by $143,151 during the period covered by this report as compared with an increase of $2,677 during the corresponding period of the preceding fiscal year. The increase in net cash flow is primarily due to the increase in cash flow from operations, as discussed below. Other than operating cash flow, additional borrowing against the properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.

During the three month period covered by this report, the Partnership's expenditures for replacements and renovation totaled $43,131 or 4.7% of guest room revenues. The Partnership spent $33,228 on washers for the South San Francisco and Sacramento properties.

RESULTS OF OPERATIONS

The following is a comparison of the first three months of the fiscal year ending March 31, 1997 with the corresponding period of the preceding fiscal year.

Total income increased $175,694 or 22.6%. The major revenue item, guest room revenue, increased $163,866 or 21.9%, due to an average daily room rate increase from $43.16 in 1996 to $45.72 in 1997 and an average occupancy rate increase from $58.6% in 1996 to 68.2% in 1997. All three motel achieved increases in both average daily room rate and average occupancy rate. The South San Francisco motel achieved 69% of the increased guest room revenues. The South San Francisco market achieved higher patronage in all market segments with the highest increases in the leisure and corporate market segments.

                           Super 8 Motels, Ltd.
                    (A California Limited Partnership)
                    Management Discussion and Analysis
             of Financial Condition and Results of Operation
                        March 31, 1997 (Continued)

Total expenses increased $38,312 or 5.4% during the three months ended March 31, 1997 as compared to the corresponding quarter of the previous fiscal year. This increase is attributable to the increase in guest room occupancy.


FUTURE TRENDS

The General Partners anticipate a slightly improved economic climate for 1997 as compared with the previous fiscal year. The South San Francisco market, which traditionally generated 40% of the Partnership's room revenue, has recovered from its depressed condition. The General Partners have determined that a continuing cost control strategy will provide the best immediate return to the Partnership. The major components of the cost control program were in place by December 31, 1993 and continue to benefit the Partnership through the fiscal quarter covered by this report.

The Sacramento property had significant occupancy from the McClellan Air Force Base. The facility was added to the 1995 base closing list. The room nights generated from this source will decline as the base operations are phased out through 2002. The actual closing activity and the future use of the facility should generate some business for the Sacramento motel.

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


              5-5-97          By /S/ David P. Grotewohl
             --------         -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              5-5-97          By /S/ David P. Grotewohl
             --------         -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer