Form 10-Q
period 1997-06-30
SUPER 8 MOTELS LTD
filed 1997-08-12
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                     For the Period ended June 30, 1997

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

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            JUNE 30, 1997 AND 1996

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - June 30, 1997 and December 31, 1996           2

   Statement of Operations - Six Months Ended
   June 30, 1997 and 1996                                        3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1997 and 1996                       4

   Statement of Cash Flows - Six Months Ended
   June 30, 1997 and 1997                                        5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 10

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                       June 30, 1997 and December 31, 1996

                                                         6/30/97      12/31/96
                                                       -----------  -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                      $   778,903  $ 1,058,309
   Accounts receivable                                     137,093      122,841
   Prepaid expenses                                         29,398       24,463
                                                        ----------   ----------
    Total current assets                                   945,394    1,205,613
                                                        ----------   ----------
Property and Equipment:
   Buildings                                             5,223,252    5,223,252
   Furniture and equipment                               1,094,573    1,049,769
                                                        ----------   ----------
                                                         6,317,825    6,273,021
   Accumulated depreciation                             (4,732,613)  (4,620,543)
                                                        ----------   ----------

    Property and equipment, net                          1,585,212    1,652,478
                                                        ----------   ----------

Other Assets:                                               18,900       20,488
                                                        ----------   ----------

    Total Assets                                       $ 2,549,506  $ 2,878,579
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Current portion of note payable                     $    29,366  $    28,148
   Accounts payable and accrued liabilities                219,351      167,471
                                                        ----------   ----------
    Total current liabilities                              248,717      195,619
                                                        ----------   ----------
Long - Term Liabilities:
   Note payable                                            917,567      932,561
                                                        ----------   ----------
    Total liabilities                                    1,166,284    1,128,180
                                                        ----------   ----------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                         72,012       66,559
   Limited Partners                                      1,311,210    1,683,840
                                                        ----------   ----------
    Total partners' equity                               1,383,222    1,750,399
                                                        ----------   ----------

Total Liabilities and Partners' Equity                 $ 2,549,506  $ 2,878,579
                                                        ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ending June 30, 1997 and 1996

                              Three Months Six Months  Three Months Six Months
                                 Ended       Ended        Ended        Ended
                                6/30/97     6/30/97      6/30/96      6/30/96
                             -----------  -----------  -----------  -----------

Income:
 Guest room                  $ 1,083,984  $ 1,995,705  $   940,014  $ 1,687,868
 Telephone and vending            21,648       43,350       19,449       36,918
 Interest                         10,293       20,360        5,685       10,786
 Other                            12,863       21,707        8,314       14,529
                              ----------   ----------   ----------   ----------
  Total Income                 1,128,788    2,081,122      973,462    1,750,101
                              ----------   ----------   ----------   ----------

Expenses:
 Motel operating expenses
  (Note 2)                       612,479    1,188,866      586,934    1,133,837
 General and administrative       15,915       44,549       18,704       45,179
 Depreciation and
  amortization                    62,873      124,364       64,040      128,443
 Interest                         20,172       40,491       20,741       41,617
 Property management fees         55,655      102,807       48,332       86,913
 Partnership management fees      18,056       34,722       13,889       27,778
                              ----------   ----------   ----------   ----------
  Total Expenses                 785,150    1,535,799      752,640    1,463,767
                              ----------   ----------   ----------   ----------

 Net Income (Loss)           $   343,638  $   545,323  $   220,822  $   286,334
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners              $3,436       $5,453       $2,208       $2,863
                                ========     ========     ========     ========

Net Income (Loss) Allocable
 to Limited Partners            $340,202     $539,870     $218,614     $283,471
                                ========     ========     ========     ========

Net Income (Loss)
 per Partnership Unit             $68.04      $107.97       $43.72       $56.69
                                ========     ========     ========     ========

Distribution to Limited Partners
 per Partnership Unit            $152.50      $182.50       $25.00       $50.00
                                ========     ========     ========     ========





    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                    Statement of Changes in Partners' Equity
                For the Six Months Ending June 30, 1997 and 1996


                                                         6/30/97      12/31/96
                                                       -----------  -----------
General Partners:
 Balance at beginning of year                          $    66,559  $    58,480
 Net income (loss)                                           5,453        2,863
                                                        ----------   ----------
  Balance at end of period                                  72,012       61,343
                                                        ----------   ----------


Limited Partners:
 Balance at beginning of year                            1,683,840    1,421,524
 Net income (loss)                                         539,870      283,471
 Distributions to limited partners                        (912,500)    (250,000)
                                                        ----------   ----------
  Balance at end of period                               1,311,210    1,454,995
                                                        ----------   ----------

  Total balance at end of period                       $ 1,383,222  $ 1,516,338
                                                        ==========   ==========





























    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ending June 30, 1997 and 1996

                                                           1997         1996
                                                       -----------  -----------
Cash flows from operating activities:
   Received from motel revenues                        $ 2,046,551  $ 1,713,822
   Expended for motel operations and
    general and administrative expenses                 (1,323,900)  (1,260,786)
   Interest received                                        20,319       10,823
   Interest paid                                           (40,589)     (41,707)
                                                        ----------   ----------
      Net cash provided by operating activities            702,381      422,152
                                                        ----------   ----------
Cash flows from investing activities:
   Purchases of property and equipment                     (55,511)     (41,699)
   Proceeds from sales of property and equipment               -          3,000
                                                        ----------   ----------
      Net cash provided (used) by investing activities     (55,511)     (38,699)
                                                        ----------   ----------
Cash flows from financing activities:
   Principal payments on notes payable                     (13,776)     (12,657)
   Distributions paid to limited partners                 (912,500)    (250,000)
                                                        ----------   ----------
      Net cash provided (used) by financing activities    (926,276)    (262,657)
                                                        ----------   ----------

      Net increase (decrease) in cash
       and temporary investments                          (279,406)     120,796

      Cash and Temporary Investments:
        Beginning of period                              1,058,309      631,200
                                                        ----------   ----------

                End of period                          $   778,903  $   751,996
                                                        ==========   ==========

Reconciliation of net income to net cash provided by operating activities:
   Net income (loss)                                   $   545,323  $   286,334
                                                        ----------   ----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Depreciation and amortization                        124,364      128,443
      (Gain) loss on sale of property                          -          1,536
      (Increase) decrease in accounts receivable           (14,252)     (25,456)
      (Increase) decrease in prepaid expenses               (4,935)     (16,567)
      Increase (decrease) in accounts payable
        and accrued liabilities                             51,881       47,862
                                                        ----------   ----------
         Total adjustments                                 157,058      135,818
                                                        ----------   ----------
         Net cash provided by
           operating activities                        $   702,381  $   422,152
                                                        ==========   ==========
    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                For the Six Months Ending June 30, 1997 and 1996

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

          Property Management Fees               $ 102,807

          Franchise Fees                         $  39,914

          Partnership Management Fees            $  34,722

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                             Three Months Six Months   Three Months Six Months
                                Ended        Ended        Ended        Ended
                               6/30/97      6/30/97      6/30/96      6/30/96
                             -----------  -----------  -----------  -----------

Salaries and related costs   $   209,029  $   408,523  $   190,912  $   380,552
Rent                              48,125       96,036       46,198       92,397
Franchise and advertising         54,142       99,785       47,029       84,436
Utilities                         44,565       86,152       38,580       70,266
Allocated costs,
 mainly indirect salaries         66,470      132,635       71,447      140,175
Replacements and renovations       8,620       18,524       16,792       27,385
Other operating expenses         181,528      347,211      175,976      338,626
                              ----------   ----------   ----------   ----------

Total motel operating
 expenses                    $   612,479  $ 1,188,866  $   586,934  $ 1,133,837
                              ==========   ==========   ==========   ==========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1997



LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has current assets of $945,394 which exceed its current liabilities of $248,717 by $696,677. This surplus provides an operating reserve equal to 13.9% of the Partnership's original capital raised. While the Partnership agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization).

         As shown on the Statement of Cash Flows for the six months ended June 30, 1997, the Partnership's cash resources decreased by $279,406 during the period covered by this report as compared with an increase of $120,796 during the corresponding period of the preceding fiscal year. The decrease in net cash flow is primarily due to a special, non-recurring $600,000 distribution. Cash provided by operating activity grew by $280,229 during the six months covered by this report as compared to the previous fiscal year. Other than operating cash flow, additional borrowing against the properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.

         During the six month period covered by this report, the Partnership's expenditures for replacements and renovation totaled $74,035 or 3.7% of guest room revenues. The Partnership spent $33,228 on washers for the South San Francisco and Sacramento properties, $4,166 for furniture repairs at the South San Francisco property, $5,504 for bedspreads at all three properties and $5,111 for replacement air-conditioning units.

RESULTS OF OPERATIONS

         The following is a comparison of the first six months of the fiscal year ending December 31, 1997 with the corresponding period of the preceding fiscal year.

         Total income increased $331,021 or 18.9%. The major revenue item, guest room revenue, increased $307,837 or 18.2%, due to an average rate increase from $45.17 in 1996 to $47.65 in 1997 and an occupancy rate increase from $63.2% in 1996 to 71.2% in 1997. All three motel achieved increases in both the average daily room rate in the average occupancy rate. The South San Francisco motel achieved 65% of the increased guest room revenues. The South San Francisco markets achieved higher patronage in all market segments with the highest increases in the leisure and the corporate market segments. The Sacramento property achieved a similar increase in its average occupancy rate and a minimal increase in its average room rate. The Modesto motel had substantially unchanged occupancy rates, but was able to achieve higher room rates due to improved market conditions.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                            JUNE 30, 1997 (Continued)

         Total expenses increased $72,032 or 4.9% during the first six months of the fiscal year ending December 31, 1997 as compared to the corresponding quarter of the previous fiscal year. This increase is attributable to the increase in guest room occupancy.

FUTURE TRENDS

         The General Partners anticipate an improved economic climate for 1997 as compared with the previous fiscal year. The South San Francisco market, which traditionally generated 40% of the Partnership's room revenue, has recovered from its depressed condition. The General Partners have determined that a continuing cost control strategy will provide the best immediate return to the Partnership. The major components of the cost control program were in place by December 31, 1993 and continue to benefit the Partnership through the fiscal quarter covered by this report.

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









                              SUPER 8 MOTELS, LTD


              8-12-97         By /S/ David P. Grotewohl
             ---------        -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              8-12-97         By /S/ David P. Grotewohl
             ---------         -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer