Form 10-Q
period 1997-09-30
SUPER 8 MOTELS LTD
filed 1997-11-13
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                    For the Period ended September 30, 1997

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

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1996

                             SUPER 8 MOTELS, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - September 30, 1997 and December 31, 1996      2

   Statement of Operations - Nine Months Ended
   September 30, 1997 and 1996                                   3

   Statement of Changes in Partners' Equity -
   Nine Months Ended September 30, 1997 and 1996                 4

   Statement of Cash Flows - Nine Months Ended
   September 30, 1997 and 1996                                   5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 11

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                    September 30, 1997 and December 31, 1996

                                                         9/30/97     12/31/96
                                                       -----------  -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                     $   879,565  $ 1,058,309
   Accounts receivable                                     82,034      122,841
   Prepaid expenses                                        40,927       24,463
                                                       -----------  -----------
    Total current assets                                1,002,526    1,205,613
                                                       -----------  -----------
Property and Equipment:
   Buildings                                            5,223,252    5,223,252
   Furniture and equipment                              1,113,746    1,049,769
                                                       -----------  -----------
                                                        6,336,998    6,273,021
   Accumulated depreciation                            (4,793,781)  (4,620,543)
                                                       -----------  -----------

    Property and equipment, net                         1,543,217    1,652,478
                                                       -----------  -----------

Other Assets:                                              18,106       20,488
                                                       -----------  -----------

    Total Assets                                      $ 2,563,849  $ 2,878,579
                                                       ===========  ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Current portion of note payable                    $    29,994  $    28,148
   Accounts payable and accrued liabilities               148,895      167,471
                                                       -----------  -----------
    Total current liabilities                             178,889      195,619
                                                       -----------  -----------
Long - Term Liabilities:
   Note payable                                           909,829      932,561
                                                       -----------  -----------
    Total liabilities                                   1,088,718    1,128,180
                                                       -----------  -----------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        74,806       66,559
   Limited Partners                                     1,400,325    1,683,840
                                                       -----------  -----------
    Total partners' equity                              1,475,131    1,750,399
                                                       -----------  -----------

Total Liabilities and Partners' Equity                $ 2,563,849  $ 2,878,579
                                                       ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Nine Months Ending September 30, 1997 and 1996

                             Three Months Nine Months  Three Months Nine Months
                                Ended       Ended         Ended       Ended
                               9/30/97     9/30/97       9/30/96     9/30/96
                             -----------  -----------  -----------  -----------

Income:
    Guest room              $ 1,149,715  $ 3,145,420  $ 1,086,417  $ 2,774,285
    Telephone and vending        20,165       63,515       27,402       64,320
    Interest                      8,082       28,443        7,209       17,994
    Other                         7,289       28,996        6,172       20,701
                             -----------  -----------  -----------  -----------
     Total Income             1,185,251    3,266,374    1,127,200    2,877,300
                             -----------  -----------  -----------  -----------

Expenses:
    Motel operating expenses
    (Note 2)                    657,178    1,847,621      600,366    1,734,956
    General and admin-
     istrative                   18,163       63,293       17,461       62,640
    Depreciation and
     amortization                61,962      186,326       60,973      189,416
    Interest                     20,022       60,512       20,603       62,221
    Property management fees     58,861      161,668       56,093      143,007
    Partnership management
     fees                        87,500      122,222       15,278       43,056
                             -----------  -----------  -----------  -----------
     Total Expenses             903,686    2,441,642      770,774    2,235,296
                             -----------  -----------  -----------  -----------

    Net Income (Loss)       $   281,565  $   824,732  $   356,426  $   642,004
                             ===========  ===========  ===========  ===========

Net Income (Loss) Allocable
 to General Partners             $2,816       $8,247       $3,564       $6,420
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to Limited Partners           $278,749     $816,485     $352,862     $635,584
                              ==========   ==========   ==========   ==========

Net Income (Loss)
 per Partnership Unit            $55.75      $163.30       $70.57      $127.12
                              ==========   ==========   ==========   ==========

Distribution to Limited
 Partners per
 Partnership Unit                $37.50      $220.00       $27.50       $77.50
                              ==========   ==========   ==========   ==========



    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                    Statement of Changes in Partners' Equity
             For the Nine Months Ending September 30, 1997 and 1996


                                                         9/30/97      9/30/96
                                                       -----------  -----------
General Partners:
 Balance at beginning of year                         $    66,559  $    58,480
 Net income (loss)                                          8,247        6,420
                                                       -----------  -----------
  Balance at end of period                                 74,806       64,900
                                                       -----------  -----------


Limited Partners:
 Balance at beginning of year                           1,683,840    1,421,524
 Net income (loss)                                        816,485      635,584
 Distributions to limited partners                     (1,100,000)    (387,500)
                                                       -----------  -----------
  Balance at end of period                              1,400,325    1,669,608
                                                       -----------  -----------

  Total balance at end of period                      $ 1,475,131  $ 1,734,508
                                                       ===========  ===========






























    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
             For the Nine Months Ending September 30, 1997 and 1996

                                                          1997         1996
                                                       -----------  -----------
Cash flows from operating activities:
   Received from motel revenues                       $ 3,280,150  $ 2,851,544
   Expended for motel operations and
    general and administrative expenses                (2,229,695)  (1,938,415)
   Interest received                                       27,031       16,779
   Interest paid                                          (60,660)     (62,357)
                                                       -----------  -----------
      Net cash provided by operating activities         1,016,826      867,551
                                                       -----------  -----------
Cash flows from investing activities:
   Purchases of property and equipment                    (74,684)     (42,080)
   Proceeds from sales of property and equipment              -          3,000
                                                       -----------  -----------
      Net cash provided (used) by investing activities    (74,684)     (39,080)
                                                       -----------  -----------
Cash flows from financing activities:
   Principal payments on notes payable                    (20,886)     (19,190)
   Distributions paid to limited partners              (1,100,000)    (387,500)
                                                       -----------  -----------
      Net cash provided (used) by financing activities (1,120,886)    (406,690)
                                                       -----------  -----------
      Net increase (decrease) in cash
       and temporary investments                         (178,744)     421,781

      Cash and Temporary Investments:
        Beginning of period                             1,058,309      631,200
                                                       -----------  -----------
                End of period                         $   879,565  $ 1,052,981
                                                       ===========  ===========

Reconciliation of net income to net cash provided by operating activities:

   Net income (loss)                                  $   824,732  $   642,004
                                                       -----------  -----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Depreciation and amortization                       186,326      189,416
      (Gain) loss on sale of property                         -          1,536
      (Increase) decrease in accounts receivable           40,807       (8,977)
      (Increase) decrease in prepaid expenses             (16,464)     (16,668)
      Increase (decrease) in accounts payable
        and accrued liabilities                           (18,575)      60,240
                                                       -----------  -----------
         Total adjustments                                192,094      225,547
                                                       -----------  -----------
         Net cash provided by
           operating activities                       $ 1,016,826  $   867,551
                                                       ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
             For the Nine Months Ending September 30, 1997 and 1996

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

          Property Management Fees                    $161,668

          Franchise Fees                               $62,909

          Partnership Management Fees                 $122,222

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                             Three Months Nine Months  Three Months Nine Months
                                Ended        Ended        Ended        Ended
                               9/30/97      9/30/97      9/30/96      9/30/96
                             -----------  -----------  -----------  -----------

Salaries and related costs  $   212,674  $   623,184  $   208,354  $   589,170
Rent                             49,093      145,130       47,482      139,878
Franchise and advertising        57,488      157,273       60,702      177,651
Utilities                        52,593      138,745       53,721      124,988
Allocated costs,
 mainly indirect salaries        65,818      198,453       62,280      202,455
Replacements and renovations     33,573       52,096        6,905       34,290
Other operating expenses        185,939      532,740      160,922      466,524
                             -----------  -----------  -----------  -----------

Total motel operating
 expenses                   $   657,178  $ 1,847,621  $   600,366  $ 1,734,956
                             ===========  ===========  ===========  ===========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               SEPTEMBER 30, 1997


LIQUIDITY AND CAPITAL RESOURCES

The Partnership has current assets of $1,002,526 which exceed its current liabilities of $178,889 by $823,637. This surplus provides an operating reserve equal to 16.5% of the Partnership's original capital raised. While the Partnership agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization).

As shown on the Statement of Cash Flows for the nine months ended September 30, 1997, the Partnership's cash resources decreased by $178,744 during the period covered by this report as compared with an increase of $421,781 during the corresponding period of the preceding fiscal year. The negative cash flow would have been an increase of $533,756 if the distributions during 1997 had been the same as those during the corresponding period of the pervious fiscal year. Other than operating cash flow, additional borrowing against the properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.

During the nine month period covered by this report, the Partnership's expenditures for replacements and renovation totaled $126,780 or 4.0% of guest room revenues. Included in the total renovations and replacements was $16,428 in lobby and guest room carpet, $33,228 for four replacement washing machines, $11,488 in replacement bedspreads, $8,494 for furniture refurbishing, $12,890 in tub refurbishing, $5,633 for a new security system and $5,957 for replacement locks.

RESULTS OF OPERATIONS

The following is a comparison of the first nine months of the fiscal year ending December 31, 1997 with the corresponding period of the preceding fiscal year.

Total income increased $389,074 or 13.5%. The major revenue item, guest room revenue, increased $371,135 or 13.4%, due to an average rate increase from $46.36 in 1996 to $49.72 in 1997. and to an increase in occupancy from 67.2% in 1996 to 71.3% in 1997.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                         SEPTEMBER 30, 1997 (Continued)

The San Francisco motel achieved a net increase in room revenue due to increased room nights in the leisure market segment. The Sacramento motel a net increase in room revenue due to increased room nights from the corporate and leisure market segments. Motel revenue from the Modesto property was essentially unchanged from the previous fiscal year as a decline in the occupancy rate was offset by increased room rates.

Total expenses increased $206,346 or 9.2% during the first nine months of the fiscal year ending December 31, 1997 as compared to the corresponding period of the previous fiscal year. The motel operating expenses increase $112,665 or 6.5%. The increase in property management fees is directly proportionate with the increased room revenue. The partnership management fee is proportionate to the distributions to the limited partners.

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

Prior to 1995 the Sacramento property had significant occupancy from the McClellan Air Force Base. In 1995 the base added 30 rooms to its on-base transient housing. This reduced the motels demand in 1995 and in 1996. The facility was added to the 1995 base closing list. The remaining room nights generated from this source will decline as the base operations are phased out through 2000. The actual closing activity and the future use of the facility should generate some business for the Sacramento motel.

In the opinion of Management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                        PART II.   OTHER INFORMATION
                        ----------------------------

     Item 1.                  Legal Proceedings
                              -----------------
     On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, Grotewohl Management Services, Inc. (a general partner of the registrant) and four other limited partnerships (together with the registrant, the "Partnerships") as to which Grotewohl Management Services, Inc. serves as general partner (i.e., Super 8 Motels II, Ltd., Super 8 Motels III, Ltd., Super 8 Economy Lodging IV, Ltd., and Famous Host Lodging V, L.P.), as plaintiffs. The complaint names as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen B. Enquist. The factual basis underlying the plaintiffs' causes of actions pertains to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requests the following relief: (i) a declaration that each of the defendants has violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder;
(ii) a declaration that certain of the defendants have violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available. The plaintiffs have not yet received an answer of the defendants respecting the complaint.

     On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertains to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law. The complaint requests the following relief: (i) a declaration that the action is a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined. The defendants and nominal defendants have recently been served and are formulating their response to the complaint.

                          ----------------------------------------

     Item 2.                  Changes in Securities
                              ---------------------
                                 None

     Item 3.                  Defaults upon Senior Securities
                              -------------------------------
                                 None

     Item 4.                  Submission of Matters
                              ---------------------
                                 None

     Item 5.                  Other Information
                              -----------------
                                 See Notes to Financial Statements

     Item 6.                  Exhibits and Reports on Form 8-K
                              --------------------------------
                                 See Item 1 above

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                              SUPER 8 MOTELS, LTD


             11-10-97         By /S/ David P. Grotewohl
            ---------         -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







             11-10-97         By /S/ David P. Grotewohl
            ---------         -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer