Form 10-K
period 1997-12-31
SUPER 8 MOTELS LTD
filed 1998-03-30
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                          Commission file number 0-8913

                              SUPER 8 MOTELS, LTD.
             (Exact name of registrant as specified in its charter)

                     California                      94-2514354
          (State or other jurisdiction of       (I.R.S. Employer Iden-
           incorporation or organization)            tification No.)

           2030 J Street, Sacramento, California             95814
         (Address of principal executive offices)          (Zip Code)
       Registrant's telephone number, including area code: (916) 442-9183

      Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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

Narrative Description of Business

(a)  Franchise Agreements

The Partnership operates each of its motel properties as a franchisee of Super 8 Motels, Inc. through sub-franchises obtained from Super 8 Management Corporation. In March 1988, Brown & Grotewohl, a California general partnership that is an affiliate of the General Partner (the "Manager"), became sub-franchisor in the stead of Super 8 Management Corporation. As of November 10, 1997, Super 8 Motels, Inc. had franchised a total of 1,619 motels having an aggregate of 98,000 guestrooms in operation. Super 8 Motels, Inc. is a wholly-owned subsidiary of Hospitality Franchise Systems, Inc.

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

As of December 31, 1997, the Partnership employed a total of 59 persons, either full or part-time at its three motel properties, including 20 desk clerks, 31 housekeeping and laundry personnel, three maintenance personnel, two van drivers, and three motel managers.

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

(d)  Competition

As discussed in greater detail below, each area in which its motel properties are located the Partnership faces intense competition from motels of varying quality and size, including other budget motels which are part of nationwide chains and which have access to nationwide reservation systems.

Super 8 Motels offer accommodations at the upper end, in terms of facilities and prices, of the budget segment of the lodging industry. Generally, Super 8 Motels offer larger rooms and higher quality furnishings at higher rates than motels franchised under the trade-names Motel 6, California 6, Western 6, Regal 8, and E-Z 8.

Item 2.  PROPERTIES

The net proceeds of the offering of Units have been expended for the acquisition (by lease) and development of three properties located in Sacramento County, South San Francisco and Modesto, California. The aggregate acquisition and development cost of the properties was funded with such proceeds and financing in the amount of $850,000 secured by deeds of trust to each of the motels. This original loan was repaid on April 8,1988 with the proceeds of the San Francisco Federal Savings & Loan Association (SFFSLA) loan described in Note 6 of the Financial Statements. The SFFSLA loan bears interest at the rate of 3% over the Federal Home Loan Bank Board 11th District Cost of Funds with a minimum interest rate of 8.5% and requires monthly payments of principal and interest in the amount of $9,061. The SFFSLA loan, which is secured by a deed of trust encumbering the South San Francisco motel, matures May 1, 2003, at which time a "balloon" payment of approximately $740,000 will be due and payable. SFFSLA has become California Federal Bank.

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

The total rent earned by the Partnership during the last three years is as follows:
                            Year            Rent
                            ----          -------
                            1995          $34,385
                            1996          $35,398
                            1997          $35,736

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

The sublease provides for a minimum annual rent that is adjusted every two years for changes in the CPI. On December 1, 1996 the minimum annual rent was adjusted to $31,092.

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

                             Year            Rent
                             ----          -------
                             1995          $29,672
                             1996          $29,885
                             1997          $31,092

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

The sublease provides for a minimum annual rent which is adjusted every two years for changes in the CPI. On November 12, 1997, the minimum annual rent was adjusted to $20,868.

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

                           Year            Rent
                           ----          -------
                           1995          $19,001
                           1996          $19,676
                           1997          $19,835

Motel Operations. The Sacramento motel achieved the following average occupancy rates and average room rates for the years 1997, 1996 and 1995:

                                        Annual Averages
                               1997          1996          1995
                           ------------------------------------------
Average Occupancy              58.4%         55.5%         53.8%
Average Room Rate             $42.09        $40.37        $41.06


The following lodging facilities provide direct and indirect competition to the Partnership's Sacramento County motel:
                                  NUMBER       DISTANCE FROM
             FACILITY            OF ROOMS        THE MOTEL
         ---------------         --------      --------------
         Motel 6                    82          Across Street
         Holiday Inn               350           0.25 miles
         La Quinta Motel           130           0.50 miles
         Oxford  Suites            131           5.00 miles

The Sacramento County motel's patronage consists primarily of leisure, military and corporate sources. The motel has significant weekend patronage from sports teams and vacation travelers. In 1997 the McCllelan Air Force base provided approximately 11% of the occupied rooms and 8% of the motel's room revenue, in 1996 approximately 15% of the occupied rooms and 11% of the motel's room revenue, and in 1995 approximately 14% of the room revenue and approximately 19% of the occupied rooms. The base added 30 rooms of on-base transient housing during 1994 which caused its share of occupancy to decline from 30% in 1994. McCllelan Air Force Base is scheduled for complete closure in 2001. No other customer supplies as much as 5% of the motel's patronage.

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

Motel Operation. The South San Francisco motel achieved the following average occupancy rates and average room rates for the years 1997, 1996 and 1995:

                                      Annual Averages
                              1997         1996         1995
                          ---------------------------------------
Average Occupancy             83.7%        78.3%        69.4%
Average Room Rate            $59.68       $53.83       $49.43

The following lodging facilities provide direct and indirect competition to the Partnership's South San Francisco motel:
                                                       APPROXIMATE
                                     NUMBER             DISTANCE
             FACILITY               OF ROOMS         FROM THE MOTEL
        -------------------         --------         --------------
        Ramada Inn                    250             Across Street
        Econo Lodge                    51                Adjacent
        La Quinta Motor Inn           174               0.25 miles
        TraveLodge                    200               0.50 miles
        Grosvenor Inn                 210               0.50 miles
        Comfort Suites                165               1.00 mile
        Days Inn                      200               2.00 miles

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

Motel Operation. The Modesto motel achieved the following average occupancy rates and average room rates for the years 1997, 1996 and 1995:

                                     Annual Averages
                          1997            1996            1995
                        ----------------------------------------
   Average Occupancy      60.1%           66.8%           73.2%
   Average Room Rate     $44.70          $41.63          $41.06



The following lodging facilities provide direct and indirect competition to the Partnership's Modesto motel:

                                                            APPROXIMATE
                                      NUMBER                  DISTANCE
               FACILITY              OF ROOMS              FROM THE MOTEL
         ----------------------      --------              --------------
         Ramada Inn                     115                 0.10 mile
         Holiday Inn                    188                 0.25 miles
         Mallard's Best Western         120                 0.50 miles
         Red Lion                       285                 2.00 miles

The major sources of patronage at the Modesto motel are business travelers, leisure travelers and many sports teams attending athletic events in the area. No single account generates as much as 5% of the motel's total patronage.

Item 3.  LEGAL PROCEEDINGS

On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, the Managing General Partner, and four other limited partnerships (together with the registrant, the "Partnerships") as to which Grotewohl Management Services, Inc. serves as general partner (i.e., Super 8 Motels II, Ltd., Super 8 Motels III, Ltd., Super 8 Economy Lodging IV, Ltd., and Famous Host Lodging V, L.P.), as plaintiffs. The complaint named as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist (the "Everest Defendants"). The factual basis underlying the plaintiffs' causes of actions pertained to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requested the following relief: (i) a declaration that each of the defendants had violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (ii) a declaration that certain of the defendants had violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available.

On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertains to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnerships' partnership agreements and California law. The complaint requested the following relief: (i) a declaration that the action was a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined.

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, among other things, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners and other procedures as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year ending December 31, 1998.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

The Units are not freely transferable and no public market in the Units has developed or is expected to develop.

Holders

As of December 31, 1997, 786 investors (the "Limited Partners") held Units in the Partnership.

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

The following distributions of Cash Available for Distribution were made to the Limited Partners during the years 1996 and 1997:

                                   Total         Amount
                 Date          Distribution     Per Unit
               --------        ------------     --------
                2/15/96          $125,000        $25.00
                5/15/96          $125,000        $25.00
                8/15/96          $137,500        $27.50
               11/15/96          $150,000        $30.00
                2/15/97          $150,000        $30.00
                5/15/97          $162,500        $32.50
                6/15/97          $600,000       $120.00
                8/15/97          $187,500        $37.50
               11/15/97          $200,000        $40.00

See Item 11 for the amount of distributions to the General Partner.

Item 6.  SELECTED FINANCIAL DATA

Following are selected financial data for the Partnership for its last five fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                        SUPER 8 MOTELS, LTD.


 Item 6. Selected Financial Data
         -----------------------

                                      Years Ended December 31:
                     ----------------------------------------------------------
                        1997        1996        1995        1994        1993
                     ----------  ----------  ----------  ----------  ----------
Guest room income    $4,067,156  $3,668,873  $3,373,790  $3,236,373  $3,252,522
Net Income             $889,604    $807,895    $530,783    $471,069    $227,464

Per Partnership Unit:
  Cash distributions    $260.00     $107.50     $100.00     $100.00     $100.00
  Net income            $176.14     $159.96     $105.10      $93.27      $45.04


                                            December 31:
                     ----------------------------------------------------------
                        1997        1996        1995        1994        1993
                     ----------  ----------  ----------  ----------  ----------
Total Assets         $2,490,307  $2,878,579  $2,618,110  $2,628,782  $2,671,473
Long-Term Debt         $901,925    $932,561    $960,709    $986,557  $1,010,318

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient cash to meet its cash needs, is adequate. The Partnership's current assets of $960,505 exceed its current liabilities of $248,379 by $712,126. These net current assets provide a reserve in excess of the General Partner's target of $250,000. The Partnership's primary source of internal liquidity is revenues from motel operations, which, since commencement of motel operations, have been sufficient to satisfy the Partnership's cash needs, including repayment of debt interest and principal, capital improvements and distributions to the Limited Partners and General Partner.

The Partnership's properties are currently unencumbered except for the loan described in Item 2 above, the principal balance of which was $932,561 at December 31, 1997. Although no assurance can be had in this regard, the General Partner believes that the Partnership's equity in its properties provides a potential source of external liquidity (through financing) in the event the Partnership's internal liquidity is impaired. Unless the properties are sold prior to that date, the General Partner may use excess reserves to liquidate the loan when its becomes due in 2003.

Since commencement of motel operations, the Partnership has, either by purchase or lease, expended cash for the improvement and refurbishment of its motels. All such expenditures have been funded with the Partnership's revenue from motel operations.

The Partnership expended $177,451 or 4.4% of guest room revenue on renovations and replacements during the fiscal year covered by this report. Included in the total renovations and replacements (of which $111,960 was capitalized) were $51,522 in replacement guest room and corridor carpets, $33,228 in replacement washing machines, $12,890 in tub repairs, $11,831 in replacement bedspreads, $9,246 in replacement guest room chairs, $ 8,523 for ten replacement air-conditioners , $8,494 in furniture repairs and $8,008 for replacement drapes.

The Partnership expended 3.1% of room revenue on renovation and replacements during the fiscal year ended December 31, 1997. The $112,233 expended (of which $63,372 was capitalized) included $43,534 for guest room carpet, $17,743 for painting and exterior building repairs at the South San Francisco property, $17,448 for computer system replacements, $6,394 for replacement air-conditioning units, $4,544 for replacement televisions and $4,215 for bathtub repairs.

The properties may be sold pursuant to Item 3 above.

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

Results of Operations

Combined Financial Results

The following tables summarize the Partnership's operating results for the fiscal years ended December 31, 1995, 1996 and 1997 on a combined basis. The results of the individual properties follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis. Total expenditures include the operating expenses of the motels, together with the cost of capital improvements and those Partnership expenses properly allocable to such motels.

                                     Average       Average
                                    Occupancy       Room
           Fiscal Year Ended:         Rate          Rate
           ------------------       ---------     --------
           December 31, 1995          64.2%        $44.32

           December 31, 1996          66.5%        $46.39

           December 31, 1997          67.9%        $50.46

                                               Total
                                            Expenditures      Partnership
                             Total              and            Cash Flow
  Fiscal Year Ended:        Revenues        Debt Service          (1)
  ------------------        ------------    ------------      -----------
  December 31, 1995          $3,476,890      $2,836,242          $640,648

  December 31, 1996          $3,818,298      $2,832,177          $986,121

  December 31, 1997          $4,218,479      $3,214,059        $1,004,420

(1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, this amount is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners. This calculation is reconciled to the financial statement in the following table.

Reconciliation of Partnership Cash Flow included in the chart above to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:
                                                1997       1996       1995
                                             ----------  ---------  ---------
Partnership Cash Flow                        $1,004,420   $986,121   $640,648
Principal Payments on Financial Obligations      28,148     25,862     23,747
Additions to Fixed Assets                       111,960     63,372    128,748
Depreciation and Amortization                  (254,260)  (255,459)  (261,488)
Other Items                                        (664)   (12,001)      (872)
                                              ----------  ---------  ---------
Net Income                                     $889,604   $807,895   $530,783
                                             ==========  =========  ==========

Following is a reconciliation of Partnership Cash Flow (shown above) to the aggregate total of Cash Flow from Operations for the Partnership's three motels which are segregated in the tables following this reconciliation.

                                                  1997      1996       1995
                                              ----------  ---------  ---------
South San Francisco Motel                       $814,752   $637,439   $372,917
Sacramento Motel                                 240,429    284,759    195,669
Modesto Motel                                     52,294     93,876    108,118
                                              ----------  ---------  ---------
Aggregate Cash Flow from Property Operations   1,107,475  1,016,074    676,704
Partnership Management Fees                     (144,444)   (59,722)   (55,556)
Interest on Cash Reserves                         36,765     28,421     17,226
Other Income (net of Other Expenses) not
   allocated to the individual properties          4,624      1,348      2,274
                                              ----------  ---------  ---------
Partnership Cash Flow                         $1,004,420   $986,121   $640,648
                                              ==========  =========  =========

The Partnership's total revenue increased $400,181 or 10.5% during the fiscal year covered by this report as compared to the previous fiscal year. As discussed below, the improved revenues were generated primarily by improved average occupancies and improved average room rates at the South San Francisco motel and to a lessor degree by improved performance at the Sacramento motel.

The Partnership's total revenue increased $341,408 or 9.8% during the fiscal ended December 31, 1996 as compared to the previous fiscal year. As discussed below, the improved revenues were generated primarily by improved average occupancies and improved average room rates at the South San Francisco motel.

The Partnership's total expenses per the statement of income increased $318,473 or 10.6% during the fiscal year covered by this report as compared to the previous fiscal year. The increased expenses are associated with the increased room revenue and occupancy.

The Partnership's total expenses per the statement of income increased $64,296 or 2.2% during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. The increased expenses are associated with the increased room revenue and occupancy.

South San Francisco Motel
                                  Average        Average
                                 Occupancy        Room
       Fiscal Year Ended:           Rate          Rate
       ------------------        ---------       -------
       December 31, 1995           69.4%         $49.43

       December 31, 1996           78.3%         $53.83

       December 31, 1997           83.7%         $59.68

                                                Total            Cash Flow
                                             Expenditures           from
                              Total              and              Property
  Fiscal Year Ended:         Revenues        Debt Service        Operations
  ------------------        ----------       ------------        ----------
  December 31, 1995         $1,501,439         $1,128,522          $372,917

  December 31, 1996         $1,857,629         $1,220,190          $637,439

  December 31, 1997         $2,187,188         $1,372,436          $814,752

The  Partnership's  South San  Francisco  motel  achieved  a  $329,559  or 17.7%
increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. Guestroom revenues increased $328,285 or 18.2% due to the increases in occupancy and in the average room rate. The motel achieved significant increases in the leisure market segment while it experienced a downturn in the number of corporate, group and discount rooms sold. The improvement in the average daily rate is related to the increased strength of the lodging market in the San Francisco airport area.

The Partnership's South San Francisco motel achieved a $356,190 or 23.7% increase in total revenues during the fiscal year ended December 31, 1966 as compared to the previous fiscal year. Guestroom revenues increased $339,825 or 23.2% due to the increases in occupancy and in the average room rate. The motel achieved significant increases in the leisure market segment while it experienced a slight downturn in the number of corporate rooms sold. The improvement in the average daily rate is related strength of the San Francisco airport market.

The Partnership's South San Francisco motel experienced a $152,246 or 12.5% increase in total expenditures and debt service during the fiscal year covered by this report as compared to the previous fiscal year due primarily to the increase in room sales. Included in the total expenditure increase were increased front desk wages of $15,231, increased housekeeping wages of $8,642, increased credit card discounts of $7,152, increased security service of $10,745 and increased franchise and management fees of $29,602. Bad debt increased $10,556 due primarily to the write-off of some bankrupt direct bill accounts.

The Partnership's South San Francisco motel experienced a $91,668 or 8.1% increase in total expenditures and debt service during the fiscal year ended December 31, 1996 as compared to the previous fiscal year due primarily to the increase in room sales. Increased housekeeping wages of $17,200, increased guest transportation cost of $9,802, increased costs of guest services of $6,045, increased appraisal fees of $7,250, increased workers' compensation costs of $6,934 and increased franchise and management fees of $34,798 were partially offset by reductions of $6,478 in maintenance wages and $19,207 in renovations.

Sacramento Motel
                                   Average           Average
                                  Occupancy            Room
       Fiscal Year Ended:           Rate               Rate
       ------------------         ---------          -------
       December 31, 1995             53.8%            $41.06

       December 31, 1996             55.5%            $40.37

       December 31, 1997             58.4%            $42.09

                                            Total          Cash Flow
                                         Expenditures         from
                              Total          and            Property
  Fiscal Year Ended:         Revenues    Debt Service      Operations
  ------------------        ----------   ------------      ----------
  December 31, 1995         $1,061,119       $865,450        $195,669

  December 31, 1996         $1,092,057       $807,298        $284,759

  December 31, 1997         $1,187,852       $947,423        $240,429

The Partnership's Sacramento motel achieved a $95,795 or 8.8% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. This increase was due primarily to the $99,778 increase in guestroom revenue, which was achieved by increases in both the average room rate and the average occupancy rate. Revenue from the McCllelan Air Force Base decreased from 11% of total room revenue to approximately 8% of total room revenue. Future business from the McCllelan Air Force Base is uncertain as the base will take some time to completely close. The termination functions should provide additional room nights for transient personnel and the final alternate use of the facility is not yet determined. The General Partner expects the lost revenue from the low rate military business will eventually be replaced by higher rate commercial travelers.

The Partnership's Sacramento motel achieved a $30,938 or 2.9% increase in total revenues during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. The property's 3.2% increase in occupancy was partially offset by the 1.7% decrease in average room rate. The motel experienced growth in the corporate and discount rooms market segments. Revenue from the McCllelan Air Force Base decreased from 14% of total room revenue to approximately 11% of total room revenue.

The Partnership's Sacramento motel experienced a $140,125 or 17.4% increase in expenditures during the fiscal year covered by this report as compared to the previous fiscal year. Decreased expenditures for maintenance employees of $11,495 was offset by increased front desk wages of $8,908 and increased housekeeping expenses of $16,202. The uncertain collection of receivables over three years old led to the write-off of $21,227 in bad debts. The age of the property and the location required increased expenditures of $49,575 for renovations and replacements and for increased security of $19,180.

The Partnership's Sacramento motel achieved a $58,152 or 6.7% decrease in expenditures during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. Total expenditure increases of $5,830 for workers' compensation insurance and $7,250 for appraisal fees were offset by reduced expenditures of $54,978 for renovations and replacements, $6,606 in security services, $6,035 in housekeeping wages and $5,271 in air-conditioning repairs and replacements.


Modesto Motel
                                  Average        Average
                                 Occupancy        Room
        Fiscal Year Ended:         Rate           Rate
        ------------------       ---------       -------
        December 31, 1995           73.2%         $41.06

        December 31, 1996           66.8%         $41.63

        December 31, 1997           60.1%         $44.70

                                              Total          Cash Flow
                                          Expenditures         from
                             Total            and            Property
  Fiscal Year Ended:       Revenues       Debt Service      Operations
  ------------------       ---------      ------------      ----------
  December 31, 1995         $896,780          $788,662        $108,118

  December 31, 1996         $838,579          $744,703         $93,876

  December 31, 1997         $806,674          $754,380         $52,294

The Partnership's Modesto motel experienced a $31,905 or 3.8% decrease in total revenue during the fiscal year covered by this report as compared to the previous fiscal year. The decrease in revenue was due to a 10.0% reduction in guestroom occupancy, which was slightly offset by a 7.4% increase in average room rate. The occupancy reduction was experienced in all market segments, except the corporate market segment, which was essentially unchanged.

The Partnership's Modesto motel experienced a $58,201 or 6.5% decrease in total revenue during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. The decrease in revenue was due to an 8.7% reduction in guestroom occupancy, which was slightly offset by a 1.4% increase in average room rate. The occupancy reduction was experienced in all market segments.

The Partnership's Modesto motel experienced a $9,677 or 1.3% increase in total expenditures during the fiscal year covered by this report as compared to the previous fiscal year. The condition of the property required increased expenditures of $11,710 for renovation and replacements and of $6,938 for landscaping.

The Partnership's Modesto motel achieved a $43,959 or 5.6% decrease in total expenditures during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. The reduced expenditures of $42,788 for renovations and replacements and of $8,391 for landscaping were partially offset by increased expenditures of $5,148 for workers' compensation and of $7,250 for appraisal fees.

Future Trends

The General Partner anticipates that the South San Francisco motel will continue to improve slightly over the results for the fiscal years ended December 31, 1996 and 1997. The future of the Sacramento motel is uncertain due to the closing of the McCllelan Air Force Base. The General Partner anticipates that any increases in operating costs and expenses realized during the upcoming fiscal year as a result of inflation will, to the extent possible, be met by upward adjustment of room rates.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements at pages F-1 through F-13 attached hereto.

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                              SUPER 8 MOTELS, LTD.

                             SACRAMENTO, CALIFORNIA

                                DECEMBER 31, 1997

Item 8: Financial Statements



                              SUPER 8 MOTELS, LTD.

                          INDEX OF FINANCIAL STATEMENTS


                                                                     Pages
                                                                     -----

    Report of Independent Certified Public Accountants                F-3

    Balance Sheets, December 31, 1997 and 1996                        F-4

    Statements of Operations for the years
      ended December 31, 1997, 1996 and 1995                          F-5

    Statements of Partners' Equity for the years
      ended December 31, 1997, 1996 and 1995                          F-6

    Statements of Cash Flows for the years
      ended December 31, 1997, 1996 and 1995                          F-7 and
                                                                      F-8

    Notes to Financial Statements                                     F-9 to
                                                                      F-13









Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
Super 8 Motels, Ltd.

We have audited the accompanying balance sheets of Super 8 Motels, Ltd., a California limited partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


February 26, 1998
San Mateo, California

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS
                                                         1997           1996
                                                       ---------      ---------
Current Assets:
  Cash and temporary investments (Notes 3, 8 and 9)   $  812,763     $1,058,309
  Accounts receivable                                    126,154        122,841
  Prepaid expenses                                        21,588         24,463
                                                       ---------      ---------
    Total Current Assets                                 960,505      1,205,613

Property and Equipment (Note 2):
  Buildings                                            5,223,252      5,223,252
  Furniture and equipment                              1,147,274      1,049,769
                                                       ---------      ---------
                                                       6,370,526      6,273,021
    Accumulated depreciation                          (4,858,036)    (4,620,543)
                                                       ---------      ---------
      Property and Equipment, Net                      1,512,490      1,652,478

Other Assets                                              17,312         20,488
                                                       ---------      ---------
         Total Assets                                 $2,490,307     $2,878,579
                                                       =========      =========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Current portion of note payable (Notes 6 and 9)     $   30,636    $    28,148
  Accounts payable and accrued liabilities               193,805        157,712
  Due to related parties                                  23,938          9,759
                                                       ---------      ---------
    Total Current Liabilities                            248,379        195,619
                                                       ---------      ---------

Long-term Liabilities, Net of Current Portion:
  Note payable (Notes 6 and 9)                           901,925        932,561
                                                       ---------      ---------

       Total Liabilities                               1,150,304      1,128,180
                                                       ---------      ---------
Lease Commitments (Note 5)

Partners' Equity:
  General Partner                                         75,455         66,559
  Limited Partners                                     1,264,548      1,683,840
                                                       ---------      ---------
    Total Partners' Equity                             1,340,003      1,750,399
                                                       ---------      ---------

       Total Liabilities and Partners' Equity         $2,490,307     $2,878,579
                                                       =========      =========
                 See accompanying notes to finacial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS

                                                   Years Ended December 31:
                                              ---------------------------------
                                                1997        1996        1995
                                              ---------   ---------   ---------
Income:
  Guest room                                 $4,067,156  $3,668,873  $3,373,790
  Telephone and vending                          82,035      90,377      75,815
  Interest                                       36,765      28,421      17,226
  Other                                          32,524      30,627      10,059
                                              ---------   ---------   ---------
    Total Income                              4,218,480   3,818,298   3,476,890
                                              ---------   ---------   ---------
Expenses:
  Motel operations (Notes 4, 5 and 7)         2,497,568   2,318,534   2,293,289
  General and administrative (Note 4)           143,137     104,592      77,993
  Depreciation and amortization (Note 2)        254,260     255,459     261,488
  Interest                                       80,381      82,683      84,812
  Property management fees (Note 4)             209,086     189,413     172,969
  Partnership management fees (Note 4)          144,444      59,722      55,556
                                              ---------   ---------   ---------
    Total Expenses                            3,328,876   3,010,403   2,946,107
                                              ---------   ---------   ---------

       Net Income                              $889,604    $807,895    $530,783
                                              =========   =========   =========

Net Income Allocable to General Partner          $8,896      $8,079      $5,308
                                               ========    ========    ========

Net Income Allocable to Limited Partners       $880,708    $799,816    $525,475
                                               ========    ========    ========

Net Income Per Partnership Unit (Note 1)        $176.14     $159.96     $105.10
                                               ========    ========    ========
Distributions to Limited Partners Per
  Partnership Unit (Note 1)                     $260.00     $107.50     $100.00
                                               ========    ========    ========














                 See accompanying notes to finacial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY


                                                   Years Ended December 31:
                                              ---------------------------------
                                                1997        1996        1995
                                              ---------   ---------   ---------
General Partner:
  Balance, beginning of year                 $   66,559  $   58,480 $    53,172
  Net income                                      8,896       8,079       5,308
                                              ---------   ---------   ---------
    Balance, End of Year                         75,455      66,559      58,480
                                              ---------   ---------   ---------
Limited Partners:
  Balance, beginning of year                  1,683,840   1,421,524   1,396,049
  Net income                                    880,708     799,816     525,475
  Less:  Cash distributions to
          limited partners                   (1,300,000)   (537,500)   (500,000)
                                              ---------   ---------   ---------
    Balance, End of Year                      1,264,548   1,683,840   1,421,524
                                              ---------   ---------   ---------
    Total Partners' Equity                   $1,340,003  $1,750,399  $1,480,004
                                              =========   =========   =========






























                 See accompanying notes to finacial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                                   Years Ended December 31:
                                              ---------------------------------
                                                1997        1996        1995
                                              ---------   ---------   ---------

Cash Flows From Operating Activities:
  Received from motel operations             $4,178,483  $3,776,765  $3,455,302
  Expended for motel operations and
    general and administrative expenses      (2,940,025) (2,671,907) (2,617,626)
  Interest received                              36,684      28,351      16,576
  Interest paid                                 (80,580)    (82,866)    (84,980)
                                              ---------   ---------   ---------
    Net Cash Provided by Operating Activities 1,194,562   1,050,343     769,272
                                              ---------   ---------   ---------
Cash Flows From Investing Activities:
  Purchases of property and equipment          (111,960)    (63,372)   (128,748)
  Proceeds from sales of property and equipment    -          3,500      12,285
                                              ---------   ---------   ---------
    Net Cash Used by Investing Activities      (111,960)    (59,872)   (116,463)
                                              ---------   ---------   ---------
Cash Flows From Financing Activities:
  Payments on notes payable                     (28,148)    (25,862)    (23,747)
  Distributions paid to limited partners     (1,300,000)   (537,500)   (500,000)
                                              ---------   ---------   ---------
    Net Cash Used by Financing Activities    (1,328,148)   (563,362)   (523,747)
                                              ---------   ---------   ---------
    Net Increase (Decrease) in Cash and
      Temporary Investments                    (245,546)    427,109     129,062

Cash and Temporary Investments:
  Beginning of year                           1,058,309     631,200     502,138
                                              ---------   ---------   ---------
    End of Year                                $812,763  $1,058,309  $  631,200
                                              =========   =========   =========
















                 See accompanying notes to finacial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)



                                                   Years Ended December 31:
                                              ---------------------------------
                                                1997        1996        1995
                                              ---------   ---------   ---------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

  Net income                                 $  889,604  $  807,895  $  530,783
                                              ---------   ---------   ---------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization               254,260     255,459     261,488
    Loss on disposition of property
      and equipment                                 863       1,036       1,040
    Increase in accounts receivable              (3,313)    (28,182)     (5,012)
    (Increase) decrease in prepaid expenses       2,875      (1,801)     (1,319)
    Increase (decrease) in accounts payable
     and accrued liabilities                     36,093       6,177      (1,784)
    Increase (decrease) in due to
     related parties                             14,180       9,759     (15,924)
                                              ---------   ---------   ---------
       Total Adjustments                        304,958     242,448     238,489
                                              ---------   ---------   ---------
       Net Cash Provided By
        Operating Activities                 $1,194,562  $1,050,343    $769,272
                                              =========   =========   =========
























                 See accompanying notes to finacial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Super 8 Motels, Ltd. is a limited partnership organized under California law on August 25, 1978, to acquire and operate motel properties in South San Francisco, Sacramento and Modesto, California. The term of the Partnership expires December 31, 2027, and may be dissolved earlier under certain circumstances. The Partnership grants credit to customers, substantially all of which are local businesses in South San Francisco, Sacramento or Modesto.

The general partner is Grotewohl Management Services, Inc., the fifty percent stockholder and officer of which is Philip B. Grotewohl.

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

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

  -----Description-------   --------Methods-----------  --Useful Lives--
  Buildings                 200% and 150% declining        7-31.5 years
                             balance and straight-line

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

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary  investments as of December 31, 1997 and 1996 consists of the
following:                                         1997        1996
                                                ---------   ---------
      Cash in bank                              $ 100,529   $  79,142
      Money market accounts                       612,234     879,167
      Certificate of deposit                      100,000     100,000
                                                ---------   ---------
         Total Cash and Temporary Investments   $ 812,763  $1,058,309
                                                =========   =========

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 3 - CASH AND TEMPORARY INVESTMENTS (Continued)

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.


NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of each motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8", a national institutional advertising program, an advance room reservation system, and inspection services. These costs, $203,358 in 1997, $183,444 in 1996 and $168,690 in 1995 are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel properties as a franchisee of Super 8 Motels, Inc., through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc. (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $81,343, $73,377 and $67,476 in 1997, 1996 and 1995,
respectively.

Property Management Fees
The General Partner, or its affiliates, handles the management of the motel properties of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of the Operational Cash Flow of the Partnership, defined as the total cash receipts from Partnership operations during a given period of time less cash operating disbursements during the same period. It is subordinated to prior receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions for each year of the Partnership's existence. During the years ended December 31, 1997, 1996 and 1995 the General Partner received property management fees of $209,086, $189,413 and $172,969, respectively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partner is to receive a fee for partnership management services equal to one-ninth of the amounts which have been distributed to the Limited Partners subordinated, however, to receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions and to payment of the property management fees referred to above. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or refinancing. During the years December 31, 1997, 1996 and 1995 the General Partner received partnership management fees of $144,444, $59,722 and $55,556, respectively.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the General Partner is to receive 15% of distributions of net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions. Through December 31, 1997, no such proceeds had been distributed.

Administrative Expenses Shared by the Partnership and Its Affiliates There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office and administrative salaries. The administrative expenses allocated to the Partnership were approximately $344,000 in 1997, $338,000 in 1996 and $334,000 in 1995 and are included in general and administrative expenses and motel operations expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the fifty percent stockholder of Grotewohl Management Services, Inc., the General Partner.

NOTE 5 - LEASE COMMITMENTS

The Partnership has long-term lease commitments on land in Modesto, Sacramento, and South San Francisco, California for original terms of 50, 35, and 29 years, respectively. The Partnership has the right to extend the Modesto lease for three consecutive periods of ten years each, the Sacramento lease for five consecutive periods of ten years each, and the South San Francisco lease for five consecutive periods of five years each. The base monthly rent is subject to adjustment at three, two and five year intervals, respectively, to reflect changes in the Consumer Price Index. The Partnership pays all property taxes, assessmen= ts and utilities.

The Partnership has entered into three sublease agreements which cover unimproved portions of the Sacramento property and expire on various dates from March, 2003 through June, 2013, with the sublessees' options to renew the subleases of all three parcels of land for five consecutive periods of ten years each.

Rental expense under long-term lease commitments incurred by the Partnership amounted to $278,148 in 1997, $272,438 in 1996 and $268,526 in 1995, less
$86,662 , $84,959  and  $83,058  in  sub-lease  rentals in 1997,  1996 and 1995, respectively. Such amounts are included in motel operations expense in the accompanying statements of operations.

The future lease commitments at December 31, 1997 using the minimum monthly amounts, are as follows:

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASE COMMITMENTS (Continued)

      Years Ending                              South San
      December 31:     Modesto    Sacramento    Francisco      Total
      ------------   ----------   ----------   ----------   ----------
          1998       $   70,954   $  116,630   $   90,564   $  278,148
          1999           70,954      116,630       90,564      278,148
          2000           70,954      116,630       90,564      278,148
          2001           70,954      116,630       90,564      278,148
          2002           70,954      116,630       90,564      278,148
      Thereafter      1,892,099    1,341,243      543,384    3,776,726
      Less subleases       -        (992,990)         -       (992,990)
                     ----------   ----------   ----------   ----------
         Total       $2,246,869   $  931,403   $  996,204   $4,174,476
                     ==========   ==========   ==========   ==========

NOTE 6 - NOTE PAYABLE

The note payable is due to a federal savings bank, with monthly interest and principal payments of $9,061. The interest rate is adjusted monthly and the payment is adjusted annually. The interest rate was equal to 8.5% as of December 31, 1997 and is the lesser of 3% over the cost of funds index of the Federal Home Loan Bank of San Francisco or 14.5% but not less than 8.5%. A balloon payment of approximately $740,000 for the balance of the principal is due in May 2003. The note is collateralized by a first deed of trust on the leasehold interests in real property in South San Francisco.

Note payable maturities are as follows:

         Years Ending December 31:
                  1998                  $ 30,636
                  1999                    33,344
                  2000                    36,291
                  2001                    39,499
                  2002                    42,990
                  2003                   749,801
                                        --------
                    Total               $932,561
                                        ========
NOTE 7 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating expenses for the following years:
                                             ---1997---  ---1996---  ---1995---
Salaries and related costs                   $  824,819  $  790,722  $  764,251
Rent                                            193,120     187,479     185,468
Franchise and advertising fees                  203,358     183,444     168,690
Utilities                                       179,184     166,900     168,641
Allocated costs, mainly indirect salaries       279,007     276,096     272,411
Replacement and renovations                      65,491      48,861     100,459
Other operating expenses                        752,589     665,032     633,369
                                             ----------  ----------  ----------
 Total motel operating expenses              $2,497,568  $2,318,534  $2,293,289
                                             ==========  ==========  ==========

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in seven commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstand= ing checks) as of December 31, 1997 follows:

   Total cash in all California banks         $866,080
   Portion insured by FDIC                    (696,729)
                                              --------
        Uninsured cash balances               $169,351
                                              ========
NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents - The carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term debt - The carrying amount of the Partnership's notes payable approximate fair value.

NOTE 10 - LEGAL PROCEEDINGS AND SUBSEQUENT EVENT

On October 27, 1997, a complaint was filed in the United States District Court by the Managing Geneal Partner naming as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist. The complaint alleged that the defendants violated certain provisions of the Security and Exchange Act of 1934 and sought injunctive and declarative relief.

On October 28, 1997, a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC as plaintiffs against the General Partners of the Partnership and four other partnerships which have common general partners as nominal defendants. The complaint pertained to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law.

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, among other things, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year ended December 31, 1998.

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

The General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8
Motels. Mr. Grotewohl is a 50% shareholder, the sole director and sole officer of the General Partner is Mr. Grotewohl.

Mr. Grotewohl, age 79, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships.

See Item 3, "Legal Proceedings."

Item 11.  EXECUTIVE COMPENSATION

Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust of Mr. Brown's shares in certain of the compensation otherwise payable to the General Partner and its affiliates. This revenue is now paid to a successor trust.

Following is a description of compensation paid or payable to the General Partner and the Brown trust.

Property Management Fees

The fee for this service is 5% of the gross revenues from motel operations, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of Operational Cash Flow with payment subordinated to the receipt by the Limited Partners of the Preferred Return as discussed in Item 5 above. A total of $209,086 in property management fees accrued and was paid during the fiscal year covered by this report.

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

The total franchise fee accrued to Super 8 Motels, Inc. during the fiscal year covered by this report was $162,686 of which $81,343 accrued to the Manager. The total advertising fee paid to Super 8 Motels, Inc. was $40,672. All of the above amounts have been paid.

General Partner's Interest in Operational Cash Flow

Except for payment to the General Partner of property management fees, as discussed above, distributions of Operational Cash Flow are made as follows: (1) 90% thereof is paid to the Limited Partners; (2) 9% thereof is paid to the General Partner as Partnership management fees; and (3) 1% thereof is paid to the General Partner as its interest in the income and losses of the Partnership. However, payment of Operational Cash Flow to the General Partner is subordinated as discussed in Item 5 above. The General Partner received distributions from Operational Cash Flow during the fiscal year covered by this report in the amount of $144,444.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

     TITLE                                               AMOUNT AND
      OF                                                 NATURE OF      PERCENT
     CLASS          NAME OF BENEFICIAL OWNER             OWNERSHIP     OF CLASS
     -----    -------------------------------------    -------------   --------
     Units    Liquidity Fund 73, LP.                     143   Units     2.86%
     Units    Liquidity Fund 74, LP.                     127   Units     2.54%
     Units    Liquidity Fund 75, LP.                      66   Units     1.32%
     Units    Liquidity Fund Tax Exempt Partners         116   Units     2.32%
     Units    Liquidity Fund Tax Exempt Partners II      153   Units     3.06%
     Units    Liquidity Fund XI                           13   Units      .26%
     Units    Liquidity Fund XIII                          2   Units      .04%
     Units    Liquidity Fund XIV                           5   Units      .10%
     Units    Liquidity Income/Growth Fund 1985           29   Units      .58%
     Units    Liquidity Fund 65 LP.                       17   Units      .34%
                                                        ------
                           Total                         671   Units    13.42%
                                                        ======

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $344,000 in 1997 and are included in general and administrative expenses and motel operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip
B. Grotewohl, the 50% shareholder of the General Partner.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

     (a)  Documents filed as part of this report
      1. Financial Statements Included in Part II of this Report

           Report of Independent Certified Public Accountants

                Balance Sheets, December 31, 1997 and 1996
                Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995 Statements of Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995 Statements of Cash Flow for the Years Ended December 31, 1997, 1996 and 1995 Notes to Financial Statements

      2.  Financial Statement Schedules Included in Part IV of the Report

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

                10.8 Amended Parking Lease - South San Francisco
                10.9 Lease to KMH Trinity Properties - Sacramento County
                10.10 Lease to Sterling Equity Investments

     (b)   Reports on Form 8-K

A current report on form 8-K dated November 13, 1997 was filed reporting an "Other Event" under Item 5. No financial statements were included therein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      SUPER 8 MOTELS, LTD.

By (Signature and Title)      /s/ Philip B. Grotewohl
                              ---------------------------
                              Philip B. Grotewohl,
                              Chairman of Grotewohl Management Services, Inc.,
                              General Partner

Date March 27, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)      /s/ Philip B. Grotewohl
                              ---------------------------
                              Philip B. Grotewohl,
                              Chief executive officer, chief financial officer,
                              chief accounting officer and sole director of
                              Grotewohl Management Services, Inc.,
                              General Partner

Date: March 27, 1998