Form 10-Q
period 1998-03-31
SUPER 8 MOTELS LTD
filed 1998-05-01
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


           For the Period ended March 31, 1998 Commission File 0-8913

                              SUPER 8 MOTELS, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         CALIFORNIA                  94 - 2514354
                (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)      Identification No.)


          2030 J Street
          Sacramento, California                          95814
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


          Yes XX No __

                              SUPER 8 MOTELS, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                              SUPER 8 MOTELS, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                             PAGE

   Balance Sheet - March 31, 1998 and December 31, 1997           2

   Statement of Operations - Three Months Ended
   March 31, 1998 and 1997                                        3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1998 and 1997                     4

   Statement of Cash Flows - Three Months Ended
   March 31, 1998 and 1997                                        5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                             7 - 8

   Other Information and Signatures                               9 - 11

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                      March 31, 1998 and December 31, 1997

                                                          3/31/98     12/31/97
                                                        ----------   ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                      $   896,546  $   812,763
   Accounts receivable                                     105,689      126,154
   Prepaid expenses                                          2,249       21,588
                                                        ----------   ----------
    Total current assets                                 1,004,484      960,505
                                                        ----------   ----------

Property and Equipment:
   Buildings                                             5,223,252    5,223,252
   Furniture and equipment                               1,184,933    1,147,274
                                                        ----------   ----------
                                                         6,408,185    6,370,526
   Accumulated depreciation                             (4,916,985)  (4,858,036)
                                                        ----------   ----------

    Property and equipment, net                          1,491,200    1,512,490
                                                        ----------   ----------

Other Assets:                                               16,519       17,312
                                                        ----------   ----------

    Total Assets                                       $ 2,512,203  $ 2,490,307
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Current portion of note payable                     $    31,292  $    30,636
   Accounts payable and accrued liabilities                299,338      217,743
                                                        ----------   ----------
    Total current liabilities                              330,630      248,379

Long - Term Liabilities:
   Note payable                                            893,852      901,925
                                                        ----------   ----------
    Total liabilities                                    1,224,482    1,150,304
                                                        ----------   ----------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                         76,932       75,455
   Limited Partners                                      1,210,789    1,264,548
                                                        ----------   ----------
    Total partners' equity                               1,287,721    1,340,003
                                                        ----------   ----------

Total Liabilities and Partners' Equity                 $ 2,512,203  $ 2,490,307
                                                        ==========   ==========
    The accompanying notes are an integral part of the financial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                             Statement of Operations
               For the Three Months Ending March 31, 1998 and 1997

                                                       Three Months Three Months
                                                           Ended        Ended
                                                          3/31/98      3/31/97
                                                        ----------   ----------

Income:
    Guest room                                         $   915,699  $   911,720
    Telephone and vending                                   15,136       21,702
    Interest                                                 7,237       10,067
    Other                                                    7,834        8,844
                                                        ----------   ----------
     Total Income                                          945,906      952,333
                                                        ----------   ----------

Expenses:
    Motel operating expenses (Note 2)                      591,225      575,173
    General and administrative                              55,230       28,635
    Depreciation and amortization                           62,842       61,492
    Interest                                                19,712       20,319
    Property management fees                                46,957       47,152
    Partnership management fees                             22,222       16,667
                                                        ----------   ----------
     Total Expenses                                        798,188      749,438
                                                        ----------   ----------

    Net Income (Loss)                                  $   147,718  $   202,895
                                                        ==========   ==========

Net Income (Loss) Allocable
 to General Partners                                        $1,477       $2,029
                                                        ==========   ==========

Net Income (Loss) Allocable
 to Limited Partners                                      $146,241     $200,866
                                                        ==========   ==========

Net Income (Loss)
 per Partnership Unit                                       $29.25       $40.17
                                                        ==========   ==========

Distribution to Limited Partners
 per Partnership Unit                                       $40.00       $30.00
                                                        ==========   ==========







    The accompanying notes are an integral part of the financial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
               For the Three Months Ending March 31, 1998 and 1997

                                                           1998         1997
                                                        ----------   ----------
General Partners:
 Balance at beginning of year                          $    75,455  $    66,559
 Net income (loss)                                           1,477        2,029
                                                        ----------   ----------
  Balance at end of period                                  76,932       68,036
                                                        ----------   ----------


Limited Partners:
 Balance at beginning of year                            1,264,548    1,683,840
 Net income (loss)                                         146,241      146,241
 Distributions to limited partners                        (200,000)    (150,000)
                                                        ----------   ----------
  Balance at end of period                               1,210,789    1,680,081
                                                        ----------   ----------

  Total balance at end of period                       $ 1,287,721  $ 1,748,117
                                                        ==========   ==========






























    The accompanying notes are an integral part of the financial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                             Statement of Cash Flows
               For the Three Months Ending March 31, 1998 and 1997

                                                           1998         1997
                                                        ----------   ----------
Cash flows from operating activities:
   Received from motel revenues                        $   960,454  $   944,513
   Expended for motel operations and
    general and administrative expenses                   (614,648)    (599,717)
   Interest received                                         5,917        8,765
   Interest paid                                           (19,765)     (20,367)
                                                        ----------   ----------
      Net cash provided by operating activities            331,958      333,194
                                                        ----------   ----------
Cash flows from investing activities:
   Purchases of property and equipment                     (40,758)     (33,228)
                                                        ----------   ----------
      Net cash provided (used) by investing activities     (40,758)     (33,228)
                                                        ----------   ----------
Cash flows from financing activities:
   Principal payments on notes payable                      (7,417)      (6,815)
   Distributions paid to limited partners                 (200,000)    (150,000)
                                                        ----------   ----------
      Net cash provided (used) by financing activities    (207,417)    (156,815)
                                                        ----------   ----------
      Net increase (decrease) in cash
       and temporary investments                            83,783      143,151
      Cash and Temporary Investments:
        Beginning of period                                812,763    1,058,309
                                                        ----------   ----------

                End of period                          $   896,546  $ 1,201,460
                                                        ==========   ==========

Reconciliation of net income to net cash provided by operating activities:

   Net income (loss)                                   $   147,718  $   202,895
                                                        ----------   ----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         62,842       61,492
      (Increase) decrease in accounts receivable            20,465          945
      (Increase) decrease in prepaid expenses               19,339       19,116
      Increase (decrease) in accounts payable
       and accrued liabilities                              81,594       48,746
                                                        ----------   ----------
         Total adjustments                                 184,240      130,299
                                                        ----------   ----------
         Net cash provided by
           operating activities                        $   331,958  $   333,194
                                                        ==========   ==========



    The accompanying notes are an integral part of the financial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
               For the Three Months ending March 31, 1998 and 1997

Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1997 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates for the period.

          Property Management Fees                    $46,957

          Franchise Fees                              $18,326

          Partnership Management Fees                 $22,222

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                                                       Three Months Three Months
                                                           Ended        Ended
                                                          3/31/98      3/31/97
                                                        ----------   ----------

Salaries and related costs                             $   209,931  $   199,494
Rent                                                        48,292       47,911
Franchise and advertising                                   45,816       45,643
Utilities                                                   33,093       41,587
Allocated costs,
 mainly indirect salaries                                   74,642       66,165
Replacements and renovations                                17,644        9,904
Other operating expenses                                   161,807      164,469
                                                        ----------   ----------

Total motel operating expenses                         $   591,225  $   575,173
                                                        ==========   ==========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 MARCH 31, 1998


LIQUIDITY AND CAPITAL RESOURCES

The Partnership has current assets of $1,004,484 which exceed its current liabilities of $330,630 by $673,854. While the Partnership agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization).

Other than operating cash flow, additional borrowing against the properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.

During the three month period covered by this report, the Partnership's expenditures for replacements and renovation totaled $58,403 or 6.4% of guest room revenues. Included in that amount was 43,224 for guest room and hallway carpet replacements.

RESULTS OF OPERATIONS

The following is a comparison of the first three months of the fiscal year ending March 31, 1998 with the corresponding period of the preceding fiscal year.

Total income decreased $6,427 or 0.6%. The major revenue item, guest room revenue, increased $3,979 or 0.4%, due to an average rate increase from $45.72 in 1997 to $52.87 in 1998, while the occupancy rate decreased from 68.2% in 1997 to 59.2% in 1998. All three motel achieved increases in the average daily room rate and decreases in the average occupancy rate. The South San Francisco motel achieved an increase in guest room rentals which was substantially offset by decreased revenues at the Sacramento and Modesto motels.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                           MARCH 31, 1998 (Continued)

Total expenses increased $48,750 or 6.5% during the three months of the fiscal quarter ended March 31, 1998 as compared to the corresponding quarter of the previous fiscal year. The increased expenses are due to increases in the minimum wage, legal fees, appraisal and other costs associated with the potential liquidation of the partnership and with fees to the general partners that are a percentage of increased distributions to the limited partners.


FUTURE TRENDS

The General Partners anticipate an economic climate that is substantially unchanged for 1998 as compared with the previous fiscal year. The South San Francisco market, which traditionally generated 40% of the Partnership's room revenue, has recovered from its depressed condition. The General Partners have determined that a continuing cost control strategy will provide the best immediate return to the Partnership.

The Sacramento property had significant occupancy from the McClellan Air Force Base. The facility was added to the 1995 base closing list. The room nights generated from this source will decline as the base operations are phased out through 2002. The actual closing activity and the future use of the facility should generate some business for the Sacramento motel.

As discussed in more detail in the following section labeled "Legal Proceedings," the General Partners have agreed to offer the motels for sale and to present any offer that equal or exceeds 75% of the appraised value for the approval of the limited partners.

In the opinion of Management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, the Managing General Partner, and four other limited partnerships (together with the registrant, the "Partnerships") as to which the Managing General Partner serves as general partner (i.e., Super 8 Motels II, Ltd., Super 8 Motels III, Ltd., Super 8 Economy Lodging IV, Ltd. and Famous Host Lodging V, L.P.), as plaintiffs. The complaint named as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist ( the "Everest Defendants"). The factual basis underlying the plaintiffs' causes of actions pertained to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requested the following relief: (i) a declaration that each of the defendants had violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (ii) a declaration that certain of the defendants had violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available.

On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertained to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnerships' partnership agreements and California law. The complaint requested the following relief: (i) a declaration that the action has a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined.

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, among other things, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year covered by this report.

Item 2.  Changes in Securities

           None

Item 3.  Defaults upon Senior Securities

           None

Item 4.  Submission of Matter to the Vote of Security Holders

           None

Item 5.  Other Information

           See Notes to Financial Statements

Item 6.  Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                 SUPER 8 MOTELS, Ltd.

    4-30-98                                      By /S/ Philip B. Grotewohl
    -------                                         -------------------------
     Date                                           Philip B. Grotewohl,
                                                    Chairman of Grotewohl
                                                    Management Services, Inc.,
                                                    Managing General Partner

    4-30-98                                      By /S/ Philip B. Grotewohl
    -------                                         -------------------------
     Date                                           Philip B. Grotewohl,
                                                    Chief executive officer,
                                                    chief financial officer,
                                                    chief accounting officer
                                                    and sole director of
                                                    Grotewohl Management
                                                    Services, Inc., Managing
                                                    General Partner