Form 10-Q
period 1998-06-30
SUPER 8 MOTELS LTD
filed 1998-08-14
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


           For the Period ended June 30, 1998 Commission File 0-8913

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


          Yes XX No __

                              SUPER 8 MOTELS, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

                              SUPER 8 MOTELS, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                             PAGE

   Balance Sheet - June 30, 1998 and December 31, 1997            2

   Statement of Operations - Six Months Ended
   June 30, 1998 and 1997                                         3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1998 and 1997                        4

   Statement of Cash Flows - Six Months Ended
   June 30, 1998 and 1997                                         5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                             7 - 8

   Other Information and Signatures                               9 - 11

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                       June 30, 1998 and December 31, 1997

                                                        6/30/98      12/31/97
                                                      -----------   -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                    $    887,007  $    812,763
   Accounts receivable                                    198,620       126,154
   Prepaid expenses                                        24,279        21,588
                                                      -----------   -----------
    Total current assets                                1,109,906       960,505
                                                      -----------   -----------
Property and Equipment:
   Buildings                                            5,223,252     5,223,252
   Furniture and equipment                              1,225,555     1,147,274
                                                      -----------   -----------
                                                        6,448,807     6,370,526
   Accumulated depreciation                            (4,981,043)   (4,858,036)
                                                      -----------   -----------

    Property and equipment, net                         1,467,764     1,512,490
                                                      -----------   -----------

Other Assets:                                              15,725        17,312
                                                      -----------   -----------

    Total Assets                                     $  2,593,395  $  2,490,307
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Current portion of note payable                   $     31,961  $     30,636
   Accounts payable and accrued liabilities               239,165       217,743
                                                      -----------   -----------
    Total current liabilities                             271,126       248,379

Long - Term Liabilities:
   Note payable                                           885,606       901,925
                                                      -----------   -----------
    Total liabilities                                   1,156,732     1,150,304
                                                      -----------   -----------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        80,422        75,455
   Limited Partners                                     1,356,241     1,264,548
                                                      -----------   -----------
    Total partners' equity                              1,436,663     1,340,003
                                                      -----------   -----------

Total Liabilities and Partners' Equity               $  2,593,395  $  2,490,307
                                                      ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ending June 30, 1998 and 1997

                             Three Months  Six Months  Three Months  Six Months
                                Ended        Ended        Ended        Ended
                               6/30/98      6/30/98      6/30/97      6/30/97
                             -----------  -----------  -----------  -----------

Income:
 Guest room                  $ 1,074,670  $ 1,990,369  $ 1,083,984  $ 1,995,705
 Telephone and vending            16,276       31,412       21,648       43,350
 Interest                          6,355       13,942       10,293       20,360
 Other                             7,193       15,027       12,863       21,707
                              ----------   ----------   ----------   ----------
  Total Income                 1,104,494    2,050,750    1,128,788    2,081,122
                              ----------   ----------   ----------   ----------

Expenses:
 Motel operating expenses
 (Note 2)                        613,410    1,207,578      612,479    1,188,866
 General and administrative      (21,862)      33,368       15,915       44,549
 Depreciation and amortization    64,852      127,694       62,873      124,364
 Interest                         19,552       39,264       20,172       40,491
 Property management fees         54,785      101,742       55,655      102,807
 Partnership management fees      22,222       44,444       18,056       34,722
                              ----------   ----------   ----------   ----------
  Total Expenses                 752,959    1,554,090      785,150    1,535,799
                              ----------   ----------   ----------   ----------

 Net Income (Loss)           $   351,535  $   496,660  $   343,638  $   545,323
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners              $3,515       $4,967       $3,436       $5,453
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to Limited Partners            $348,020     $491,693     $340,202     $539,870
                              ==========   ==========   ==========   ==========

Net Income (Loss)
 per Partnership Unit             $69.60       $98.34       $68.04      $107.97
                              ==========   ==========   ==========   ==========

Distribution to Limited Partners
 per Partnership Unit             $40.00       $80.00      $152.50      $182.50
                              ==========   ==========   ==========   ==========







    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
                For the Six Months Ending June 30, 1998 and 1997


                                                          1998          1997
                                                      -----------   -----------
General Partners:
 Balance at beginning of year                        $     75,455  $     66,559
 Net income (loss)                                          4,967         5,453
                                                      -----------   -----------
  Balance at end of period                                 80,422        72,012
                                                      -----------   -----------


Limited Partners:
 Balance at beginning of year                           1,264,548     1,683,840
 Net income (loss)                                        491,693       539,870
 Distributions to limited partners                       (400,000)     (912,500)
                                                      -----------   -----------
  Balance at end of period                              1,356,241     1,311,210
                                                      -----------   -----------

  Total balance at end of period                     $  1,436,663  $  1,383,222
                                                      ===========   ===========






























    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ending June 30, 1998 and 1997

                                                           1998         1997
                                                       -----------   ----------
Cash flows from operating activities:
 Received from motel revenues                         $  1,964,328  $ 2,046,551
 Expended for motel operations and
  general and administrative expenses                   (1,368,295)  (1,323,900)
 Interest received                                          13,956       20,319
 Interest paid                                             (39,371)     (40,589)
                                                       -----------   ----------
    Net cash provided by operating activities              570,618      702,381
                                                       -----------   ----------
Cash flows from investing activities:
 Purchases of property and equipment                       (81,380)     (55,511)
                                                       -----------   ----------
    Net cash provided (used) by investing activities       (81,380)     (55,511)
                                                       -----------   ----------
Cash flows from financing activities:
 Principal payments on notes payable                       (14,994)     (13,776)
 Distributions paid to limited partners                   (400,000)    (912,500)
                                                       -----------   ----------
    Net cash provided (used) by financing activities      (414,994)    (926,276)
                                                       -----------   ----------
    Net increase (decrease) in cash
     and temporary investments                              74,244     (279,406)

    Cash and Temporary Investments:
      Beginning of period                                  812,763    1,058,309
                                                       -----------   ----------

              End of period                           $    887,007  $   778,903
                                                       ===========   ==========

Reconciliation of net income to net cash provided by operating activities:

 Net income (loss)                                    $    496,660  $   545,323
                                                       -----------   ----------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
    Depreciation and amortization                          127,694      124,364
    (Increase) decrease in accounts receivable             (72,466)     (14,252)
    (Increase) decrease in prepaid expenses                 (2,691)      (4,935)
    Increase (decrease) in accounts payable
      and accrued liabilities                               21,421       51,881
                                                       -----------   ----------
       Total adjustments                                    73,958      157,058
                                                       -----------   ----------
       Net cash provided by
         operating activities                         $    570,618  $   702,381
                                                       ===========   ==========


    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                For the Six Months Ending June 30, 1998 and 1997

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

          Property Management Fees               $101,742

          Franchise Fees                          $39,811

          Partnership Management Fees             $44,444

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                             Three Months  Six Months  Three Months  Six Months
                                 Ended        Ended        Ended       Ended
                                6/30/98      6/30/98      6/30/97     6/30/97
                              ----------   ----------   ----------   ----------

Salaries and related costs   $   202,151  $   412,082  $   209,029  $   408,523
Rent                              47,755       96,047       48,125       96,036
Franchise and advertising         53,711       99,527       54,142       99,785
Utilities                         43,491       81,217       44,565       86,152
Allocated costs,
 mainly indirect salaries         71,632      146,274       66,470      132,635
Replacements and renovations       2,541       20,185        8,620       18,524
Other operating expenses         192,129      352,246      181,528      347,211
                              ----------   ----------   ----------   ----------

Total motel operating
 expenses                    $   613,410  $ 1,207,578  $   612,479  $ 1,188,866
                              ==========   ==========   ==========   ==========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1998


LIQUIDITY AND CAPITAL RESOURCES

The Partnership has current assets of $1,109,906 which exceed its current liabilities of $271,126 by $838,780. While the Partnership agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization).

Other than operating cash flow, additional borrowing against the properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.

During the six month period covered by this report, the Partnership's expenditures for replacements and renovation totaled $101,564 or 5.1% of guest room revenues. Included in that amount was 70,964 for guest room and hallway carpet replacements and $8,076 for replacement guest room lamps.

RESULTS OF OPERATIONS

The following is a comparison of the first six months of the fiscal year ending June 30, 1998 with the corresponding period of the preceding fiscal year.

Total income decreased $30,372 or 1.5%. The major revenue item, guest room revenue, decreased $5,336 or 0.3%. A 16.8% increase in the average room rate from $47.65 in 1997 to $55.66 in 1998 was offset by a 14.6% decrease in the average occupancy rate from 71.2% in 1997 to 60.8% in 1998. All three motel achieved increases in the average daily room rate and decreases in the average occupancy rate. The South San Francisco motel achieved an increase in guest room revenues which was offset by decreased revenues at the Sacramento and Modesto motels.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                            JUNE 30, 1998 (Continued)

Total expenses increased $18,291 or 1.2% during the six months of the fiscal quarter ended June 30, 1998 as compared to the corresponding quarter of the previous fiscal year. The increased expenses are due to increases in the minimum wage, legal fees, appraisal and other costs associated with the potential liquidation of the partnership and with fees to the general partners that are a percentage of increased distributions to the limited partners.


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





                                      SUPER 8 MOTELS, Ltd.

8-13-98                        By /S/ Philip B. Grotewohl
-------                               ---------------------------
  Date                                Philip B. Grotewohl,
                                      Chairman of Grotewohl Management
                                      Services, Inc.,
                                      Managing General Partner

8-13-98                        By /S/ Philip B. Grotewohl
-------                               ---------------------------
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