Form 10-Q
period 1998-09-30
SUPER 8 MOTELS LTD
filed 1998-11-17
CIK 311174

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



         For the Period ended September 30, 1998 Commission File 0-8913


                               SUPER 8 MOTELS, LTD

             (Exact name of registrant as specified in its charter)


     CALIFORNIA                                       94-2514354
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


2030 J Street
Sacramento, California                                    95814
--------------------------------------                  ---------
Address of principle executive offices                   Zip Code


Registrant's telephone number,
Including area code                                (916) 442 - 9183

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  XX     No __

                              SUPER 8 MOTELS, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

                               SUPER 8 MOTELS, LTD

                       (A California Limited Partnership)

                                      INDEX


Financial Statements:                                                  PAGE

Balance Sheet - September 30, 1998 and December 31, 1997                2

Statement of Operations - Nine Months Ended
September 30, 1998 and 1997                                             3

Statement of Changes in Partners' Equity -
Nine Months Ended September 30, 1998 and 1997                           4

Statement of Cash Flows - Nine Months Ended
September 30, 1998 and 1997                                             5

Notes to Financial Statements                                           6

Management Discussion and Analysis                                    7 - 8

Other Information and Signatures                                      9 - 11

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                    September 30, 1998 and December 31, 1997

                                                          9/30/98     12/31/97
                                                        ----------   ----------
                                     ASSETS
Current Assets:
 Cash and temporary investments                        $ 1,143,311  $   812,763
 Accounts receivable                                       218,024      126,154
 Prepaid expenses                                           37,285       21,588
                                                        ----------   ----------
  Total current assets                                   1,398,620      960,505
                                                        ----------   ----------
Property and Equipment:
 Buildings                                               5,223,252    5,223,252
 Furniture and equipment                                 1,242,715    1,147,274
                                                        ----------   ----------
                                                         6,465,967    6,370,526
 Accumulated depreciation                               (5,046,002)  (4,858,036)
                                                        ----------   ----------

  Property and equipment, net                            1,419,965    1,512,490
                                                        ----------   ----------

Other Assets:                                               14,931       17,312
                                                        ----------   ----------

  Total Assets                                         $ 2,833,516  $ 2,490,307
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Current portion of note payable                       $    32,645  $    30,636
 Accounts payable and accrued liabilities                  235,906      217,743
                                                        ----------   ----------
  Total current liabilities                                268,551      248,379

Long - Term Liabilities:
 Note payable                                              877,184      901,925
                                                        ----------   ----------
  Total liabilities                                      1,145,735    1,150,304
                                                        ----------   ----------
Contingent Liabilities (See Note 1)

Partners' Equity:
 General Partners                                           84,933       75,455
 Limited Partners (5,000 units authorized,
  issued and outstanding)                                1,602,848    1,264,548
                                                        ----------   ----------
  Total partners' equity                                 1,687,781    1,340,003
                                                        ----------   ----------

Total Liabilities and Partners' Equity                 $ 2,833,516  $ 2,490,307
                                                        ==========   ==========
    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Nine Months Ending September 30, 1998 and 1997

                              Three Months Nine Months  Three Months Nine Months
                                  Ended        Ended        Ended        Ended
                                 9/30/98      9/30/98      9/30/97      9/30/97
                               ----------   ----------   ----------   ----------

Income:
 Guest room                   $ 1,291,619  $ 3,281,988  $ 1,149,715  $ 3,145,420
 Telephone and vending             16,386       47,798       20,165       63,515
 Interest                           9,257       23,583        8,082       28,443
 Other                             14,347       29,374        7,289       28,996
                               ----------   ----------   ----------   ----------
  Total Income                  1,331,609    3,382,743    1,185,251    3,266,374
                               ----------   ----------   ----------   ----------

Expenses:
 Motel operating expenses
  (Note 2)                        680,166    1,890,096      657,178    1,847,621
 General and administrative        24,943       58,311       18,163       63,293
 Depreciation and amortization     65,753      193,446       61,962      186,326
 Interest                          19,389       58,653       20,022       60,512
 Property management fees          66,050      167,792       58,861      161,668
 Partnership management fees       22,222       66,667       87,500      122,222
                               ----------   ----------   ----------   ----------
  Total Expenses                  878,523    2,434,965      903,686    2,441,642
                               ----------   ----------   ----------   ----------

 Net Income (Loss)            $   453,086  $   947,778  $   281,565  $   824,732
                               ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners               $4,531       $9,478       $2,816       $8,247
                               ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to Limited Partners             $448,555     $938,300     $278,749     $816,485
                               ==========   ==========   ==========   ==========

Net Income (Loss)
 per Partnership Unit              $89.71      $187.66       $55.75      $163.30
                               ==========   ==========   ==========   ==========

Distribution to Limited
 Partners per Partnership
 Unit                              $40.00      $120.00       $37.50      $220.00
                               ==========   ==========   ==========   ==========





    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
             For the Nine Months Ending September 30, 1998 and 1997


                                                           1998         1997
                                                        ----------   ----------
General Partners:
 Balance at beginning of year                          $    75,455  $    66,559
 Net income (loss)                                           9,478        8,247
                                                        ----------   ----------
  Balance at end of period                                  84,933       74,806
                                                        ----------   ----------


Limited Partners:
 Balance at beginning of year                            1,264,548    1,683,840
 Net income (loss)                                         938,300      816,485
 Distributions to limited partners                        (600,000)  (1,100,000)
                                                        ----------   ----------
  Balance at end of period                               1,602,848    1,400,325
                                                        ----------   ----------

  Total balance at end of period                       $ 1,687,781  $ 1,475,131
                                                        ==========   ==========






























    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
             For the Nine Months Ending September 30, 1998 and 1997

                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
 Received from motel revenues                         $ 3,268,582   $ 3,280,150
 Expended for motel operations and
  general and administrative expenses                  (2,180,239)   (2,229,695)
 Interest received                                         22,291        27,031
 Interest paid                                            (58,814)      (60,660)
                                                       ----------    ----------
    Net cash provided by operating activities           1,051,820     1,016,826
                                                       ----------    ----------

Cash flows from investing activities:
 Purchases of property and equipment                      (98,540)      (74,684)
                                                       ----------    ----------
    Net cash provided (used) by investing activities      (98,540)      (74,684)
                                                       ----------    ----------

Cash flows from financing activities:
 Principal payments on notes payable                      (22,732)      (20,886)
 Distributions paid to limited partners                  (600,000)   (1,100,000)
                                                       ----------    ----------
    Net cash provided (used) by financing activities     (622,732)   (1,120,886)
                                                       ----------    ----------

    Net increase (decrease) in cash
     and temporary investments                            330,548      (178,744)

    Cash and Temporary Investments:
      Beginning of period                                 812,763     1,058,309
                                                       ----------    ----------

              End of period                           $ 1,143,311   $   879,565
                                                       ==========    ==========

Reconciliation of net income to net cash provided by operating activities:

 Net income (loss)                                    $   947,778   $   824,732
                                                       ----------    ----------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
    Depreciation and amortization                         193,446       186,326
    (Increase) decrease in accounts receivable            (91,870)       40,807
    (Increase) decrease in prepaid expenses               (15,697)      (16,464)
    Increase (decrease) in accounts payable
      and accrued liabilities                              18,163       (18,575)
                                                       ----------    ----------
       Total adjustments                                  104,042       192,094
                                                       ----------    ----------
       Net cash provided by
         operating activities                         $ 1,051,820   $ 1,016,826
                                                       ==========    ==========
    The accompanying notes are an integral part of the financial statements.

                              Super 8 Motels, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
             For the Nine Months Ending September 30, 1998 and 1997

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstatnces indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates for the period.

          Property Management Fees                 $167,792
          Franchise Fees                            $39,811
          Partnership Management Fees               $66,667

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:
                              Three Months Nine Months  Three Months Nine Months
                                  Ended        Ended       Ended        Ended
                                 9/30/98      9/30/98     9/30/97      9/30/97
                               ----------   ----------   ----------   ----------
Salaries and related costs    $   215,158  $   627,240  $   212,674  $   623,184
Rent                               49,134      145,180       49,093      145,130
Franchise and advertising          64,553      164,081       57,488      157,273
Utilities                          57,672      138,889       52,593      138,745
Allocated costs,
 mainly indirect salaries          74,946      221,221       65,818      198,453
Maintenance, repairs and
 replacements                      85,259      197,181       72,378      146,288
Property taxes                     22,074       66,378       20,722       63,484
Property insurance                 16,857       51,082       15,158       51,516
Other operating expenses           94,513      278,844      111,254      323,548
                               ----------    ---------   ----------   ----------
Total motel
 operating expenses           $   680,166  $ 1,890,096  $   657,178  $ 1,847,621
                               ==========   ==========   ==========   ==========
There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are based on usage, are telephone, data processing, rent of administrative office and administrative salaries. Management believes that the methods used to allocate shared administrative expenses are accurate.

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               SEPTEMBER 30, 1998


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has current assets of $1,398,620 which exceed its current liabilities of $268,551 by $1,130,069. While the Partnership agreement has no reserve requirement, the General Partner has set a $250,000 target (5% of the Partnership's original capitalization).

         Other than operating cash flow, additional borrowing against the properties is the only realistic source of cash in the unlikely event that reserves do not satisfy the Partnership's future cash requirements.

         During the nine month period covered by this report, the Partnership's expenditures for replacements and renovation totaled $174,470 or 5.3% of guest room revenues. Included in that amount was $85,851 for guestroom and hallway carpet replacements, $19,825 for parking lot repairs, $8,373 for three dryers, $3,748 for a replacement ice machine, $6,742 for replacement guestroom chairs, $8,070 for guestroom bathtub repairs, $4,300 for building painting and $8,076 for replacement guest room lamps.

RESULTS OF OPERATIONS

         The following is a comparison of the first nine months of the fiscal year ending September 30, 1998 with the corresponding period of the preceding fiscal year.

         Total income increased $116,369 or 3.6%. The major revenue item, guest room revenue, increased $136,568 or 4.3%. An increase in the average daily room rate from $49.72 during the first nine months of 1977 to $58.16 during the corresponding period of 1998 was only partially offset by a decrease in the average occupancy rate from 71.3% during the first nine months of 1997 compared to an average occupancy rate of 63.6% during the corresponding period of 1998. All three motel achieved increases in the average daily room rate and decreases in the average occupancy rate. The South San Francisco motel achieved an increase in guest room revenues which was partially offset by decreased revenues at the Sacramento and Modesto motels.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                         SEPTEMBER 30, 1998 (Continued)

         Total expenses decreased $6,677 or 0.3% during the nine months of the fiscal quarter ended September 30, 1998 as compared to the corresponding period of the previous fiscal year. Increased motel operating expenses of $42,475 or 2.3% are related to increased maintenance expenditures required under the Super 8 inspection program and to allocated costs associated with legal expenses related to the potential sale of the motels. Partnership management fees payable to the general partners are equal to one-ninth of the amounts the amounts distributed to the limited partners. In 1997 the limited partners received an extraordinary $600,000 distribution and the general partner received an additional $66,667 in partnership management fees.


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

         In 1996 the computers used by the Partnership at the Managing General Partner's offices in Sacramento were updated. In the process of updating its hardware and software, the Managing General Partner eliminated any potential Year 2000 problem with respect to such computers. Similarly, the Managing General Partner does not anticipate any material Year 2000 problem with the computers in use at the motels. The Managing General Partner has not investigated and does not know whether any Year 2000 problems may arise from its third party vendors. Because the motels are "budget" motels, the Partnership's most significant vendors are its utility providers and banks. To the extent banking services, utility services and other goods and services are unavailable as a result of Year 2000 problems with the computer systems of such vendors or otherwise, the ability of the Partnership to conduct business at its motels would be compromised. No contingency plans have been developed in this regard.

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





                                          SUPER 8 MOTELS, Ltd.

11-14-98                                  By /S/ Philip B. Grotewohl
--------                                  --------------------------------
  Date                                    Philip B. Grotewohl,
                                          Chairman of Grotewohl Management
                                          Services, Inc.,
                                          Managing General Partner

11-14-98                                  By /S/ Philip B. Grotewohl
--------                                  --------------------------------
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