Form 10-K
period 1998-12-31
SUPER 8 MOTELS LTD
filed 1999-04-13
CIK 311174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
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

   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
Item 1.  BUSINESS

General Development of Business

Super 8 Motels, Ltd. (the "Partnership") is a limited partnership, which was organized under the California Uniform Limited Partnership Act on August 25, 1978. The general partner of the Partnership is Grotewohl Management Services, Inc. (the "General Partner"), a California corporation, which is 50% owned by Philip B. Grotewohl.

In an offering which terminated on January 8, 1979, 5,000 units of limited partnership interest in the Partnership (the "Units") were offered and sold at a purchase price of $1,000 per Unit.

The proceeds of the offering were expended for the acquisition (by lease) and development of three properties located in South San Francisco, Modesto and Sacramento County, California. The Modesto motel was sold on February 22, 1999 and the other motels were sold on March 24, 1999. See Item 4 hereof.

Upon the sale of its last property, the Partnership was dissolved. The Partnership is now winding up its activities by identifying and paying its remaining obligations and liabilities. Upon completion of its winding-up activities the Partnership will distribute its then remaining cash to the General and Limited Partners and will then cancel its certificate of limited partnership as filed with the California Secretary of State and be terminated.

Narrative Description of Business

(a)  Franchise Agreements

The Partnership operated each of its motel properties as a franchisee of Super 8 Motels, Inc. through sub-franchises obtained from Super 8 Management Corporation. In March 1988, Brown & Grotewohl, a California general partnership that is an affiliate of the General Partner, became sub-franchisor in the stead of Super 8 Management Corporation. As of September 30, 1998, Super 8 Motels, Inc. had franchised a total of 1,722 motels having an aggregate of 103,888 guestrooms in operation.

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

By the terms of each franchise agreement with Super 8 Motels, Inc., the Partnership paid monthly franchise fees equal to 4% of its gross room revenues (half of which was paid to the sub-franchisor) and contributed an additional 1% of its gross room revenues to a fund administered by Super 8 Motels, Inc. to finance the national reservation and promotions program.

(b)  Operation of the Motels


The General Partner manages and operated the Partnership's motels. The General Partner's management responsibilities include, but were not limited to, supervision and direction of the Partnership's employees who operated each motel, the establishment of room rates and the direction of the promotional activities of the Partnership's employees. In addition, the General Partner directed the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The Partnership's financial activities were and are performed by the individual motel staffs and a centralized accounting staff, all of which work under the direction of the General Partner. Together, these staffs perform all bookkeeping duties in connection with each motel, including all collections and all disbursements to be paid out of funds generated by motel operations or otherwise supplied by the Partnership.

As of December 31, 1998, the Partnership employed a total of 61 persons, either full or part-time at its three motel properties, including 17 desk clerks, 35 housekeeping and laundry personnel, four maintenance personnel, two van drivers, and three motel managers. In addition, and as of the same date, the Partnership employed 10 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, motel supervisory personnel, secretarial personnel, and purchasing personnel, including David Grotewohl, son of Philip Grotewohl, whom the Partnership employs as Director of Operations and as an attorney, and, until April 30, 1998, Mark Grotewohl, whom the Partnership employed as marketing and sales director and as manager of the Sacramento County motel.


Item 2.  PROPERTIES

As of March 24, 1999, the Partnership no longer owns any real property.


Item 3.  LEGAL

Inapplicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During November 1998 the Partnership submitted to the limited partners of the Partnership (the "Limited Partners") a consent solicitation statement soliciting the consent of the Limited Partners to (i) the sale of the Partnership's motels and related assets at an aggregate purchase price of $12,100,000, and (ii) the dissolution and termination of the Partnership. The Limited Partners consented to such sale by majority vote. No meeting was held in connection with the solicitation of consents. The result of the solicitation was as follows: In favor, 3,590; opposed, 322; and not voting, 1,088. As discussed above, the Partnership's motels and related personal property have been sold and the Partnership has been dissolved. See Item 1 above.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

The Units are not freely transferable and no public market in the Units has developed or is expected to develop.

Holders

As of December 31, 1998, 771 investors held Units in the Partnership.

Distributions

Distributions are made from "Operational Cash Flow" and from sale or refinancing proceeds.

"Operational Cash Flow" is defined in the Partnership's Certificate and Agreement of Limited Partnership, as amended (the "Partnership Agreement") as total cash receipts from Partnership operations less cash operating disbursements. Except for payment to the General Partner of a property management fee (see Item 11 hereof), distributions of Operational Cash Flow are generally allocated between and paid to the General Partner and Limited Partners as follows:

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

The following distributions to the Limited Partners were made from Operational Cash Flow during the years 1998 and 1997:

                                   Total         Amount
                  Date          Distribution     Per Unit
           --------------------------------------------------
                 2/15/97          $150,000        $30.00
                 5/15/97          $162,500        $32.50
                 6/15/97          $600,000       $120.00
                 8/15/97          $187,500        $37.50
                11/15/97          $200,000        $40.00
                 2/15/98          $200,000        $40.00
                 5/15/98          $200,000        $40.00
                 8/15/98          $200,000        $40.00
                11/15/98          $200,000        $40.00

See Item 11 for the amount of distributions from Operational Cash Flow to the General Partner.


Item 6.  SELECTED FINANCIAL DATA

Following are selected financial data for the Partnership for its last five fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                              SUPER 8 MOTELS, LTD.


Item 6. Selected Financial Data

                                    Years Ended December 31:
                     ----------------------------------------------------------
                        1998        1997         1996        1995      1994
                     ----------  ----------  ----------  ----------  ----------


Guest room income    $4,126,336  $4,067,156  $3,668,873  $3,373,790  $3,236,373
Net Income             $964,190    $889,604    $807,895    $530,783    $471,069

Per Partnership Unit:
 Cash distributions (1) $160.00     $260.00     $107.50     $100.00     $100.00
 Net  Income            $190.91     $176.14     $159.96     $105.10      $93.27



                                          December 31:
                     ----------------------------------------------------------
                        1998        1997         1996        1995      1994
                     ----------  ----------  ----------  ----------  ----------

Total Assets         $2,552,024  $2,490,307  $2,878,579  $2,618,110  $2,628,782
Long-Term Debt         $868,581    $901,925    $932,561    $960,709    $986,557


(1) On an annual basis, to the extent cash distributions exceed net income, Limited Partners receive a return of capital rather than a return on capital. However, an annual analysis will be misleading if the Limited Partners do not receive their investment back upon liquidation of the Partnership. For investors who purchased their Units directly from the Partnership, the original investment was $1,000 per Unit, cumulative allocations of income through December 31, 1998 were approximately $1,702 per Unit, and cumulative distributions through December 31, 1998 were approximately $2,264 per Unit. Investors who did not purchase their Units directly from the Partnership must consult with their own advisors in this regard.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient cash to meet its cash needs, is adequate. As of December 31, 1998 the Partnership's current assets of $1,143,028 exceeded its current liabilities of $179,250 by $963,778. The Partnership's Statements of Cash Flows reflects an increase in cash and temporary investments during the fiscal year covered by this report.

As of March 24, 1999, the last of the Partnership's motels was sold and the Partnership's long-term note payable was retired. The Partnership is currently in a winding-up phase, identifying its outstanding short-term liabilities, and after the payment thereof will distribute the balance of its cash to the Limited Partners and General Partner in accordance with the terms of the Partnership Agreement. Thereafter, the Partnership will be terminated.

Since commencement of motel operations, the Partnership has, either by purchase or lease, expended cash for the improvement and refurbishment of its motels. All such expenditures have been funded with the Partnership's revenue from motel operations.

The Partnership expended $240,199 or 5.8% of guest room revenue on renovations and replacements during the fiscal year ended December 31, 1998. Included in the total renovations and replacements (of which $149,350 was capitalized) were, $100,752 in replacement guest room and corridor carpets, $19,000 for a replacement shuttle van, $15,259 for a replacement washing machine and three dryers, $8,070 in tub repairs, $10,159 in replacement bedspreads, $19,825 in parking lot repairs, $11,887 for replacement air-conditioners, $9,643 for replacement lamps, $4,061 in furniture repairs and $6,742 for replacement chairs.

The Partnership expended $177,451 or 4.4% of guest room revenue on renovations and replacements during the fiscal year ended December 31, 1997. Included in the total renovations and replacements (of which $111,960 was capitalized) were, $51,522 in replacement guest room and corridor carpets, $33,228 in replacement washing machines, $12,890 in tub repairs, $11,831 in replacement bedspreads, $9,246 in replacement guest room chairs, $ 8,523 for ten replacement air-conditioners , $8,494 in furniture repairs and $8,008 for replacement drapes.


Results of Operations

Combined Financial Results

The following tables summarize the Partnership's operating results for the fiscal years ended December 31, 1996, 1997 and 1998 on a combined basis. The results of the individual properties follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis. Total expenditures and debt service include the operating expenses of the motels, together with the cost of capital improvements and those Partnership expenses properly allocable to such motels.

                                         Average       Average
                                        Occupancy       Room
            Fiscal Year Ended:            Rate          Rate
            -----------------------------------------------------
            December 31, 1996             66.5%        $46.39

            December 31, 1997             67.9%        $50.46

            December 31, 1998             59.5%        $58.42

                                             Total
                                          Expenditures       Partnership
                           Total              and             Cash Flow
Fiscal Year Ended:        Revenues        Debt Service           (1)
-----------------------------------------------------------------------------
December 31, 1996           $3,818,298         $2,832,177           $986,121

December 31, 1997           $4,218,479         $3,214,059         $1,004,420

December 31, 1998           $4,255,720         $3,201,576         $1,054,144

   (1) (1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, the General Partner believes it is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners, and the General Partner because it tracks the definition of the term "Operational Cash Flow" as it is used in the Partnership Agreement. This calculation is reconciled to the financial statements in the following table. Limited Partners should not interpret Partnership Cash Flow as an alternative to net income or as a measure of performance.


Following is a reconciliation of Total Expenditures and Debt Service as used above to Total Expenses as shown ion the Statement of Operations (in the audited financial statements):

                                          1998         1997        1996
                                     -------------------------------------
Total Expenditures and Debt Service   $3,201,576   $3,214,059   $2,832,177
Additions to Fixed Assets              (149,350)    (111,960)     (63,372)
Depreciation and Amortization            265,489      254,260      255,459
Other Items                             (26,185)     (27,483)     (13,861)
                                     -------------------------------------
Net Income                            $3,291,530   $3,328,876   $3,010,403
                                     =====================================

A reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:
                                                1998        1997        1996
                                            -----------------------------------
Partnership Cash Flow                        $1,054,144  $1,004,420    $986,121
Principal Payments on Financial Obligations      30,636      28,148      25,862
Additions to Fixed Assets                       149,350     111,960      63,372
Depreciation and Amortization                 (265,489)   (254,260)   (255,459)
Other Items                                     (4,451)       (664)    (12,001)
                                            -----------------------------------
Net Income                                     $964,190    $889,604    $807,895
                                            ===================================

Following is a reconciliation of Partnership Cash Flow (shown above) to the aggregate total of Cash Flow from Operations for the Partnership's three motels which are segregated in the tables following this reconciliation.

                                                 1998        1997        1996
                                            -----------------------------------
South San Francisco Motel                      $946,871    $814,752    $637,439
Sacramento Motel                                213,087     240,429     284,759
Modesto Motel                                  (54,611)      52,295      93,876
                                            -----------------------------------
Aggregate Cash Flow from Property Operations  1,105,347   1,107,476   1,016,074
Partnership Management Fees                    (88,889)   (144,444)    (59,722)
Interest on Cash Reserves                        34,359      36,765      28,421
Other Income (net of Other Expenses) not
   allocated to the individual properties         3,327       4,623       1,348
                                            -----------------------------------
Partnership Cash Flow                        $1,054,144  $1,004,420    $986,121
                                            ===================================

The Partnership's total revenue per the table above increased $37,241 or 0.9% during the fiscal year covered by this report as compared to the previous fiscal year. As discussed below in the various individual property sections, increased room rates at the South San Francisco motel offset revenue reductions at the Sacramento and Modesto motels.

The Partnership's total revenue per the table above increased $400,181 or 10.5% during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. As discussed below, the improved revenues were generated primarily by improved average occupancies and improved average room rates at the South San Francisco motel.

The Partnership's total expenses per the Statement of Operations decreased $37,346 or 1.1% during the fiscal year covered by this report as compared to the previous fiscal year. The reduction was due primarily to a tax-filing penalty in 1997 that was later waived in 1998. The increase in motel operating expenses was due primarily to increased maintenance costs.

The Partnership's total expenses per the Statement of Operations increased $318,473 or 10.6% during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. The increased expenses are associated with the increased room revenue and occupancy.

South San Francisco Motel
                                           Average        Average
                                          Occupancy        Room
         Fiscal Year Ended:                  Rate          Rate
         -----------------------------------------------------------
         December 31, 1996                  78.3%         $53.83

         December 31, 1997                  83.7%         $59.68

         December 31, 1998                  74.7%         $72.89


                                                 Total            Cash Flow
                                             Expenditures           from
                              Total              and              Property
    Fiscal Year Ended:       Revenues        Debt Service        Operations
    ------------------------------------------------------------------------
    December 31, 1996        $1,857,629         $1,220,190        $637,439

    December 31, 1997        $2,187,188         $1,372,436        $814,752

    December 31, 1998        $2,376,166         $1,429,295        $946,871

The Partnership's South San Francisco motel achieved a $188,978 or 8.6% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. Guestroom revenues increased $192,030 or 9.0% due to the increase in the average room rate. The motel achieved significant increases in the corporate and group market segments while it experienced a downturn in the number of leisure and discount rooms sold. The improvement in the average daily rate is related to the increased strength of the lodging market in the San Francisco airport area.

The Partnership's South San Francisco motel achieved a $329,559 or 17.7% increase in total revenues during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. Guestroom revenues increased $328,285 or 18.2% due to the increases in occupancy and in the average room rate. The motel achieved significant increases in the leisure market segment while it experienced a downturn in the number of corporate, group and discount rooms sold. The improvement in the average daily rate and occupancy rate is related to the increased strength of the lodging market in the San Francisco airport area.

The Partnership's South San Francisco motel experienced a $56,859 or 0.4% increase in total expenditures and debt service during the fiscal year covered by this report as compared to the previous fiscal year due primarily to cost inflation. Included in the total expenditure increase were increased front desk wages of $5,436, increased manager's salary of $5,242, increased credit card discounts of $6,391 and increased franchise and management fees of $17,125 which are related to the increased revenue. Legal fees associated with selling the properties caused legal fees to increase $15,103. Bad debt increased $6,608 due primarily to the write-off of some bankrupt direct bill accounts. Partially offsetting the cost increases was decreased security service of $10,745.

The Partnership's South San Francisco motel experienced a $152,246 or 12.5% increase in total expenditures and debt service during the fiscal year ended December 31, 1997 as compared to the previous fiscal year due primarily to the increase in room sales. Included in the total expenditure increase were increased front desk wages of $15,231, increased housekeeping wages of $8,642, increased credit card discounts of $7,152, increased security service of $10,745 and increased franchise and management fees of $29,602 related to the increased occupancy and revenue. Bad debt increased $10,556 due primarily to the write-off of some bankrupt direct bill accounts.

Sacramento Motel
                                        Average           Average
                                       Occupancy            Room
        Fiscal Year Ended:               Rate               Rate
        ----------------------------------------------------------
        December 31, 1996                55.5%             $40.37

        December 31, 1997                58.4%             $42.09

        December 31, 1998                49.1%             $46.35

                                                               Cash Flow
                                                                  from
                                Total           Total           Property
   Fiscal Year Ended:          Revenues      Expenditures      Operations
   -----------------------------------------------------------------------
   December 31, 1996         $1,092,057       $807,298           $284,759

   December 31, 1997         $1,187,852       $947,423           $240,429

   December 31, 1998         $1,087,633       $874,546           $213,087

The Partnership's Sacramento motel experienced a $100,219 or 8.4% decrease in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. This decrease was due primarily to the $86,279 decrease in guestroom revenue, which was the result of a decrease in the average occupancy rate, only partially offset by increased room rates. Revenue from the McCllelan Air Force Base decreased from 8% of total room revenue to approximately 3% of total room revenue. Future business from the McCllelan Air Force Base is uncertain as the base will take some time to actually close. The termination functions should provide room nights for transient personnel and the final alternate use of the facility is not yet determined. The motel also experienced a reduction in its discount market segment.

The Partnership's Sacramento motel achieved a $95,795 or 8.8% increase in total revenues during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. This increase was due primarily to the $99,778 increase in guestroom revenue, which was achieved by increases in both the average room rate and the average occupancy rate. Revenue from the McCllelan Air Force Base decreased from 11% of total room revenue to approximately 8% of total room revenue. Future business from the McCllelan Air Force Base is uncertain as the base will take some time to actually close. The termination functions should provide room nights for transient personnel and the final alternate use of the facility is not yet determined.

The Partnership's Sacramento motel achieved a $72,877 or 7.7% decrease in expenditures during the fiscal year covered by this report as compared to the previous fiscal year. The primary cause of decreased expenditures was the waiver of the tax filing fee accrued during the previous fiscal year. Other decreased expenditures for wages and salaries of $22,976 and for renovations of $22,792 were partially offset by increased security services of $5,861 and increased legal fees of $16,522.

The Partnership's Sacramento motel experienced a $140,125 or 17.4% increase in expenditures during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. Decreased expenditures for maintenance employees of $11,495 were offset by increased front desk wages of $8,908 and increased housekeeping expenses of $16,202. The uncertain collection of receivables over three years-old led to the write-off of $21,227 in bad debts. The age of the property and the location required increased expenditures of $49,575 for renovations and replacements and for increased security of $19,180.


Modesto Motel

                                        Average          Average
                                       Occupancy          Room
         Fiscal Year Ended:              Rate             Rate
         --------------------------------------------------------
         December 31, 1996               66.8%           $41.63

         December 31, 1997               60.1%           $44.70

         December 31, 1998               54.1%           $46.71

                                                                  Cash Flow
                                                                    from
                              Total              Total            Property
   Fiscal Year Ended:        Revenues        Expenditures        Operations
   --------------------------------------------------------------------------
   December 31, 1996          $838,579          $744,703           $93,876

   December 31, 1997          $806,675          $754,380           $52,295

   December 31, 1998          $754,234          $808,845          $(54,611)

The Partnership's Modesto motel experienced a $52,441 or 6.5% decrease in total revenue during the fiscal year covered by this report as compared to the previous fiscal year. The decrease in revenue was due to a 10.0% reduction in guestroom occupancy, which was slightly offset by a 4.5% increase in average room rate. The occupancy reduction was experienced in all market segments, except the discount and group rate market segments.

The Partnership's Modesto motel experienced a $31,904 or 3.8% decrease in total revenue during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. The decrease in revenue was due to a 10.0% reduction in guestroom occupancy, which was slightly offset by a 7.4% increase in average room rate. The occupancy reduction was experienced in all market segments, except the corporate market segment, which was essentially unchanged.

The Partnership's Modesto motel experienced a $54,465 or 7.2% increase in total expenditures during the fiscal year covered by this report as compared to the previous fiscal year. The condition of the property required increased expenditures of $56,257 for renovation and replacements.

The Partnership's Modesto motel experienced a $9,677 or 1.3% increase in total expenditures during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. The condition of the property required increased expenditures of $11,710 for renovation and replacements and of $6,938 for landscaping.

Future Trends

The Modesto motel was sold on February 22, 1999. The net proceeds of that sale and $600,000 of excess reserves have been distributed. The South San Francisco and Sacramento motels were sold on March 24, 1999 and proceeds of those sales have been distributed. The Partnership will be terminated after it completes its winding-up activities. As a result, "Y2K" problems are irrelevant to the Partnership.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements at pages F-1 through F-14 attached hereto.

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                              SUPER 8 MOTELS, LTD.

                             SACRAMENTO, CALIFORNIA

                                DECEMBER 31, 1998

Item 8: Financial Statements



                              SUPER 8 MOTELS, LTD.

                          INDEX OF FINANCIAL STATEMENTS


                                                                   Pages


        Report of Independent Certified Public Accountants          F-3

        Balance Sheets, December 31, 1998 and 1997                  F-4

        Statements of Operations for the years
          ended December 31, 1998, 1997 and 1996                    F-5

        Statements of Partners' Equity for the years
          ended December 31, 1998, 1997 and 1996                    F-6

        Statements of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996                    F-7 and
                                                                    F-8

        Notes to Financial Statements                               F-9 to
                                                                    F-14









Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
Super 8 Motels, Ltd.

We have audited the accompanying balance sheets of Super 8 Motels, Ltd., a California limited partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 12 to the financial statements, on March 24, 1999, the Partnership was dissolved as a result of the sale of all of its properties.



VOCKER KRISTOFFERSON AND CO.


February 4, 1999
(except for Note 12 as to which the date is March 24, 1999)
San Mateo, California

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS
                                                           1998         1997
                                                        ----------   ----------
Current Assets:
 Cash and temporary investments (Notes 3, 9 and 11)     $1,001,312   $  812,763
 Accounts receivable                                        32,284      108,255
 Sublease rents receivable                                  33,621       17,899
 Other receivables (Note 10)                                54,429         -
 Prepaid expenses                                           21,382       21,588
                                                        ----------   ----------
  Total Current Assets                                   1,143,028      960,505
                                                        ----------   ----------
Property and Equipment (Notes 2 and 4):
 Buildings                                               5,223,252    5,223,252
 Furniture and equipment                                 1,198,528    1,147,274
                                                        ----------   ----------
                                                         6,421,780    6,370,526
 Accumulated depreciation                               (5,026,922)  (4,858,036)
                                                        ----------   ----------
  Property and Equipment, Net                            1,394,858    1,512,490
                                                        ----------   ----------
Other Assets                                                14,138       17,312
                                                        ----------   ----------

   Total Assets                                         $2,552,024   $2,490,307
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Current portion of note payable (Notes 7 and 11)       $   33,344   $   30,636
 Accounts payable and accrued liabilities                  130,399      193,805
 Due to related parties                                     15,507       23,938
                                                        ----------   ----------
  Total Current Liabilities                                179,250      248,379
                                                        ----------   ----------
Long-term Liabilities, Net of Current Portion:
 Note payable (Notes 7 and 11)                             868,581      901,925
                                                        ----------   ----------
  Total Liabilities                                      1,047,831    1,150,304
                                                        ----------    ---------
Lease Commitments (Note 6)                                    -            -

Partners' Equity:
 Limited Partners; 5,000 units authorized,
  issued and outstanding                                 1,419,096    1,264,548
 General Partner                                            85,097       75,455
                                                        ----------   ----------
  Total Partners' Equity                                 1,504,193    1,340,003
                                                        ----------    ---------

   Total Liabilities and Partners' Equity               $2,552,024   $2,490,307
                                                        ==========   ==========
   The accompanying notes are an integral part of these financial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                                   Years Ended December 31:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Income:
 Guest room                                  $4,126,336  $4,067,156  $3,668,873
 Telephone and vending                           56,303      82,035      90,377
 Interest                                        34,359      36,765      28,421
 Other                                           38,722      32,524      30,627
                                             ----------  ----------  ----------
  Total Income                                4,255,720   4,218,480   3,818,298
                                             ----------  ----------  ----------

Expenses:
 Motel operations (exclusive of depreciation
  shown separately below) (Notes 5, 6 and 7)  2,549,103   2,497,568   2,318,534
 General and administrative(exclusive of
  depreciation shown separately below
  (Note 5)                                      102,356      89,290     104,592
 Depreciation and amortization (Note 2)         265,489     254,260     255,459
 Interest                                        77,875      80,381      82,683
 Penalties assessed (waived)                    (53,847)     53,847        -
 Legal settlement and related legal fees         21,368        -           -
 Legal fees related to pending sale              29,401        -           -
 Property management fees (Note 5)              210,896     209,086     189,413
 Partnership management fees (Note 5)            88,889     144,444      59,722
                                             ----------  ----------  ----------
  Total Expenses                              3,291,530   3,328,876   3,010,403
                                             ----------  ----------  ----------

   Net Income                                  $964,190    $889,604    $807,895
                                             ==========    ========    ========

Net Income Allocable to Limited Partners       $954,548    $880,708    $799,816
                                               ========    ========    ========

Net Income Allocable to General Partner          $9,642      $8,896      $8,079
                                                 ======      ======      ======


Net Income Per Partnership Unit (Note 1)        $190.91     $176.14     $159.96
                                                =======     =======     =======

Distributions to Limited Partners Per
  Partnership Unit (Note 1)                     $160.00     $260.00     $107.50
                                                =======     =======     =======



   The accompanying notes are an integral part of these financial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY


                                                   Years Ended December 31:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------

Limited Partners:
 Balance, beginning of year                  $1,264,548  $1,683,840  $1,421,524
 Net income                                     954,548     880,708     799,816
 Less:  Cash distributions to
  limited partners                             (800,000) (1,300,000)   (537,500)
                                             ----------  ----------  ----------
  Balance, End of Year                        1,419,096   1,264,548   1,683,840
                                             ----------  ----------  ----------

General Partner:
 Balance, beginning of year                      75,455      66,559      58,480
 Net income                                       9,642       8,896       8,079
                                             ----------  ----------  ----------
  Balance, End of Year                           85,097      75,455      66,559
                                             ----------  ----------  ----------

  Total Partners' Equity                     $1,504,193  $1,340,003  $1,750,399
                                             ==========  ==========  ==========

























   The accompanying notes are an integral part of these financial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                                   Years Ended December 31:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------


Cash Flows From Operating Activities:
 Received from motel operations              $4,281,547  $4,178,483  $3,776,765
 Expended for motel operations and
   general and administrative expenses       (3,069,342) (2,940,025) (2,671,907)
 Interest received                               34,422      36,684      28,351
 Interest paid                                  (78,092)    (80,580)    (82,866)
                                             ----------  ----------  ----------
  Net Cash Provided by Operating Activities   1,168,535   1,194,562   1,050,343
                                             ----------  ----------  ----------

Cash Flows From Investing Activities:
 Purchases of property and equipment           (149,350)   (111,960)    (63,372)
 Proceeds from sales of property and
  equipment                                        -          -            3,500
                                             ----------  ----------  ----------
  Net Cash Used by Investing Activities        (149,350)   (111,960)    (59,872)
                                             ----------  ----------  ----------

Cash Flows From Financing Activities:
 Payments on notes payable                      (30,636)    (28,148)    (25,862)
 Distributions paid to limited partners        (800,000) (1,300,000)   (537,500)
                                             ----------  ----------  ----------
  Net Cash Used by Financing Activities        (830,636) (1,328,148)   (563,362)
                                             ----------  ----------  ----------

  Net Increase (Decrease) in Cash and
   Temporary Investments                        188,549    (245,546)    427,109

Cash and Temporary Investments:
 Beginning of year                              812,763   1,058,309     631,200
                                             ----------  ----------  ----------

  End of Year                                $1,001,312    $812,763  $1,058,309
                                             ==========  ==========  ==========








   The accompanying notes are an integral part of these financial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)



                                                   Years Ended December 31:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

  Net income                                   $964,190    $889,604  $  807,895
                                             ----------  ----------  ----------

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization               265,489     254,260     255,459
    Loss on disposition of property
      and equipment                               4,668         863       1,036
    (Increase) decrease in accounts
     receivable                                  75,971      14,586     (28,182)
    Increase in sublease rents receivable       (15,722)    (17,899)       -
    Increase in other receivables               (54,429)       -           -
    (Increase) decrease in prepaid expenses         206       2,875      (1,801)
    Increase (decrease) in accounts payable
     and accrued liabilities                    (63,407)     36,093       6,177
    Increase (decrease) in due to
     related parties                             (8,431)     14,180       9,759
                                             ----------  ----------  ----------
     Total Adjustments                          204,345     304,958     242,448
                                             ----------  ----------  ----------

     Net Cash Provided By
      Operating Activities                   $1,168,535  $1,194,562  $1,050,343
                                             ==========  ==========  ==========















   The accompanying notes are an integral part of these financial statements.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Super 8 Motels, Ltd. is a limited partnership organized under California law on August 25, 1978, to acquire and operate motel properties in South San Francisco, Sacramento and Modesto, California. The term of the Partnership expires December 31, 2027, and may be dissolved earlier under certain circumstances (see note 12.) The Partnership grants credit to customers, substantially all of which are local businesses in South San Francisco, Sacramento or Modesto.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of December 31, 1998 and 1997 consists of the following:

                                                          1998         1997
                                                       ----------   ----------

          Cash in bank                                 $   72,646   $  100,529
          Money market accounts                           828,666      612,234
          Certificate of deposit                          100,000      100,000
                                                       ----------   ----------
            Total Cash and Temporary Investments       $1,001,312   $  812,763
                                                       ==========   ==========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.


NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the accumulated depreciation and amortization of property and equipment:

                                                          1998         1997
                                                       ----------   ----------
          Buildings                                    $4,097,866   $3,925,355
          Furniture and equipment                         929,056      932,681
                                                       ----------   ----------
                                                       $5,026,922   $4,858,036
                                                       ==========   ==========

The following is a summary of the federal income tax basis as of December 31, 1998:

    Buildings                                          $5,223,252
    Furniture and equipment                             1,198,528
                                                       ----------
                                                        6,421,780
    Less accumulated depreciation and amortization     (5,024,172)
                                                       ----------
                                                       $1,397,608
                                                       ==========

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of each motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8", a national institutional advertising program, an advance room reservation system, and inspection services. These costs, $206,325 in 1998, $203,358 in 1997 and $183,444 in 1996 are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel properties as a franchisee of Super 8 Motels, Inc., through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc. (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $82,530, $81,343 and $73,377 in 1998, 1997 and 1996,
respectively.

Property Management Fees
The General Partner, or its affiliates, handles the management of the motel properties of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of the Operational Cash Flow of the Partnership, defined as the total cash receipts from Partnership operations during a given period of time less cash operating disbursements during the same period. It is subordinated to prior receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions for each year of the Partnership's existence. During the years ended December 31, 1998, 1997 and 1996 the General Partner received property management fees of $210,896, $209,086 and $189,413, respectively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partner is to receive a fee for partnership management services equal to one-ninth of the amounts which have been distributed to the Limited Partners subordinated, however, to receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions and to payment of the property management fees referred to above. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or refinancing. During the years December 31, 1998, 1997 and 1996 the General Partner received partnership management fees of $88,889, $144,444 and $59,722, respectively.

Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the General Partner is to receive 15% of distributions of net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions.
Through December 31, 1998, no such proceeds had been distributed.

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Administrative Expenses Shared by the Partnership and Its Affiliates
There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, administrative salaries and duplication expenses. Management believes that the methods used to allocate shared administrative expenses are reasonable. The administrative expenses allocated to the Partnership were approximately $371,000 in 1998, $344,000 in 1997 and $338,000 in 1996 and are included in general and administrative expenses and motel operations expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the fifty percent shareholder of Grotewohl Management Services, Inc., a General Partner of the Partnership. One of these employees terminated his employment prior to May 1998.

NOTE 6 - LEASE COMMITMENTS

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

Rental expense under long-term lease commitments incurred by the Partnership amounted to $282,022 in 1998, $278,148 in 1997 and $272,438 in 1996, less
$89,624,  $86,662  and  $84,959 in  sub-lease  rentals  in 1998,  1997 and 1996, respectively. Such amounts are included in motel operations expense in the accompanying statements of operations.

The future lease commitments at December 31, 1998 using the minimum monthly amounts, are as follows:

      Years Ending                               South San
      December 31:     Modesto      Sacramento   Francisco       Total
      ------------    ----------    ----------   ---------    ----------
        1999          $   70,954    $  124,379   $  90,564    $  285,897
        2000              70,954       124,379      90,564       285,897
        2001              70,954       124,379      90,564       285,897
        2002              70,954       124,379      90,564       285,897
        2003              70,954       124,379      90,564       285,897
      Thereafter       1,821,145     1,419,994     452,820     3,693,959
      Less subleases       -          (945,874)      -          (945,874)
                      ----------    ----------   ---------    ----------
           Total      $2,175,915    $1,096,015    $905,640    $4,177,570
                      ==========    ==========   =========    ==========

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7 - NOTE PAYABLE

The note payable is due to a federal savings bank, with monthly interest and principal payments of $9,061. The interest rate is adjusted monthly and the payment is adjusted annually. The interest rate was equal to 8.5% as of December 31, 1998 and is the lesser of 3% over the cost of funds index of the Federal Home Loan Bank of San Francisco or 14.5% but not less than 8.5%. A balloon payment of approximately $740,000 for the balance of the principal is due in May 2003. The note is collateralized by a first deed of trust on the leasehold interests in real property in South San Francisco.

Note payable maturities are as follows:

             Years Ending December 31:
             -------------------------
                    1999                         $  33,344
                    2000                            36,291
                    2001                            39,499
                    2002                            42,990
                    2003                           749,801
                                                  --------
                    Total                         $901,925
                                                  ========

NOTE 8 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating expenses for the following years:
                                               1998        1997        1996
                                            ----------  ----------  ----------

Salaries and related costs                  $  823,213  $  824,819  $  790,722
Rent                                           194,561     193,120     187,479
Franchise and advertising fees                 206,324     203,358     183,444
Utilities                                      179,544     179,184     166,900
Allocated costs, mainly indirect salaries      296,544     279,007     276,096
Replacement and renovations                     90,849      65,491      48,861
Maintenance expenses                           162,733     127,481     123,854
Property taxes                                  88,514      86,669      98,586
Property insurance                              68,020      68,606      61,104
Other operating expenses                        438,80     469,833     381,488
                                            ----------  ----------  ----------

    Total motel operating expenses          $2,549,103  $2,497,568  $2,318,534
                                            ==========  ==========  ==========

                              SUPER 8 MOTELS, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in seven commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of December 31, 1998 follows:

    Total cash in all California banks           $1,030,341
    Portion insured by FDIC                        (450,554)
                                                 ----------
                 Uninsured cash balances         $  579,787
                                                 ==========

NOTE 10 - PENDING SALE OF MOTEL ASSETS (SEE NOTE 12)

On May 15, 1998 the Partnership and four other limited partnerships managed by the general partner entered into a contract to sell all their motel assets. Escrow for the sales opened June 1998. By majority vote the limited partners of the Partnership have approved the sale of the Partnership's motel assets pursuant to such contract, and the limited partners of the four other limited partnerships have also approved by majority vote the sale of their respective limited partnership's motel assets. The sale of the Partnership's motel assets and the motel assets of the other limited partnerships are subject to certain contingencies. Because of these contingencies the Partnership has not yet reclassified its motel assets as held for sale. If the sale occurs on the terms approved by the limited partners, it is anticipated that the Partnership would report a gain per books in the amount of approximately $10,700,000. Accordingly, there has been no adjustment to the carrying value of the Partnership's motel assets. If the sale is consummated the Partnership would be liquidated.

In connection with the anticipated sale of the motel assets, the Partnership has incurred reimbursable costs in the amount of $54,429 which are included as other receivables in the accompanying balance sheet.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and temporary investments, accounts receivable, other receivables, accounts payable, notes payable, accrued liabilities, and due to related parties in the balance sheet approximates fair value.

NOTE 12 - SUBSEQUENT EVENTS AND TERMINATION OF PARTNERSHIP

On February 22, 1999, the Partnership sold the Modesto motel's leasehold interest and related assets. The property were purchased by Tiburon Hospitality LLC, a California limited liability company in which Mark Grotewohl has a 50% profits interest. Mark Grotewohl is a former employee of the Partnership and the son of the two owners of the Partnership's general partner. The Partnership received cash of approximately $1,750,000 and recognized a gain per books of approximately $1,390,000.

On March 24, 1999, the Partnership sold the Sacramento motel property and related assets and the South San Francisco motel property and related assets. The properties were purchased by Tiburon Hospitality LLC. The Partnership received cash of approximately $2,624,257 and $6,497,094 for the Sacramento and South San Francisco properties, respectively, and recognized gain per books of $2,080,000 and $6,880,000, respectively.

As a result of the sale of all of its properties the Partnership was dissolved on March 24, 1999. Upon completion of its winding-up activities and, after payment of all expenses, the Partnership will make a final distribution to its partners and will be terminated.

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

The General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels. The 50% shareholder, sole director and principal executive officer of the General Partner is Mr. Grotewohl.

Mr. Grotewohl, age 80, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships.


Item 11.  EXECUTIVE COMPENSATION

Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust established for Mr. Brown's heirs shares in certain of the compensation otherwise payable to the General Partner and its affiliates.

Following is a description of compensation paid or payable to the General Partner and the Brown trust.
Property Management Fees

The fee for this service was 5% of the gross revenues from motel operations, not including income from the sale, exchange or refinancing of such properties. This fee was payable only out of Operational Cash Flow with payment subordinated to the receipt by the Limited Partners of the Preferred Return as discussed in Item 5 above. A total of $210,896 in property management fees accrued and was paid during the fiscal year covered by this report.

Franchise Fees and Advertising Fees

The Partnership operated its motels as a franchisee of Super 8 Motels, Inc., pursuant to sub-franchises from the Manager, an affiliate of the General Partner. In connection with the operation of each of its motels, the
Partnership, as franchisee, paid 4% of its gross room revenues to the franchisor. One-half of the franchise fee was paid to the affiliate of the General Partner. In addition to the franchise fee, the Partnership paid 1% of its gross room revenues to the franchisor as an advertising fee. No part of this fee was paid to the Manager.

The total franchise fee accrued during the fiscal year covered by this report was $165,060 of which $82,530 accrued to the Manager. All of the above amounts have been paid.

General Partner's Interest in Operational Cash Flow

Except for payment to the General Partner of property management fees, as discussed above, distributions of Operational Cash Flow are made as follows: (1) 90% thereof is paid to the Limited Partners; (2) 9% thereof is paid to the General Partner as Partnership management fees; and (3) 1% thereof is paid to the General Partner as its interest in the income and losses of the Partnership. However, payment of Operational Cash Flow to the General Partner is subordinated as discussed in Item 5 above. The General Partner received distributions from Operational Cash Flow during the fiscal year covered by this report in the amount of $88,889 from distributions attributable to 1998.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners
                                                      AMOUNT AND
  TITLE                                                NATURE OF
   OF         NAME AND ADDRESS OF BENEFICIAL          BENEFICIAL       PERCENT
  CLASS                    OWNER                       OWNERSHIP       OF CLASS
-------------------------------------------------------------------------------
  Units     Liquidity Fund 73, LP.                    143  Units         2.86%
  Units     Liquidity Fund 74, LP.                    127  Units         2.54%
  Units     Liquidity Fund 75, LP.                     66  Units         1.32%
  Units     Liquidity Fund IX, LP.                      5  Units          .10%
  Units     Liquidity Fund Tax Exempt Partners        116  Units         2.32%
  Units     Liquidity Fund Tax Exempt Partners II     153  Units         3.06%
  Units     Liquidity Fund XI                          13  Units          .26%
  Units     Liquidity Fund XIII                         2  Units          .04%
  Units     Liquidity Fund XIV                          5  Units          .10%
  Units     Liquidity Income/Growth Fund 1985          29  Units          .58%
  Units     Liquidity Fund 65 LP.                      17  Units          .34%
                                                          ------        ------
                                    Total                    676  Units 13.52%
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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices, administrative salaries and depreciation expenses. The administrative expenses allocated to the Partnership were approximately $371,000 in 1998 and are included in general and administrative expenses and motel operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the 50% shareholder of the General Partner.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

     (a)  Documents filed as part of this report
   1. Financial Statements Included in Part II of this Report

       Report  of  Independent  Certified  Public  Accountants  Balance  Sheets,
        December 31, 1998 and 1997 Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 Statements of Partners' Equity for the Years Ended December 31, 1998, 1997 and 1996 Statements of Cash Flow for the Years Ended December 31, 1998, 1997 and 1996 Notes to Financial Statements

   2. Financial Statement Schedules Included in Part IV of the Report
        None

   3. Exhibits
       3.1 and 4.1 The Partnership Agreement is incorporated herein as an exhibit from the annual report on Form 10-K for the fiscal year ended December 31, 1982.

       3.2 & 4.2 Amendment to Partnership Agreement is hereby incorporated herein by reference from the annual report on Form 10-K for the fiscal year ended December 31, 1988.

       (10) Material Contracts
       Exhibits 10.1 through 10.7 are hereby incorporated herein by reference from the annual report on Form 10-K for the fiscal year ended December 31, 1982. 10.2 Franchise Agreement between the Partnership and Super 8 Motels respecting the Barstow Hotel.
         10.1 Ground lease and sublease, South San Francisco 10.2 Ground Lease - Modesto 10.3 Ground Leases - Sacramento County 10.4 Franchise Agreement
         - South San Francisco 10.5 Franchise Agreement - Modesto 10.6 Franchise Agreement - Sacramento County 10.7 Sacramento County Restaurant Development Sublease
       Exhibits 10.8 through 10.10 are hereby incorporated herein by reference from the annual report on Form 10-K for the fiscal year ended December 31, 1988.
         10.8 Amended Parking Lease - South San Francisco
         10.9 Lease to KMH Trinity Properties - Sacramento County
         10.10 Lease to Sterling Equity Investments
       Exhibits 10.11 and 10.12 are hereby incorporated herein by reference from
       Schedule 14A filed by registrant on November 2, 1998.
         10.11 Purchase and Sale Agreement dated April 30, 1998.
         10.12 Agreement dated April 21, 1998 and Exclusive Sales Agency contract dated May 8, 1998 Exhibits 10.13 and 10.14 are hereby incorporated herein by reference from the Rule 13E-3 Transaction Statement filed by registrant on November 17, 1998.
         10.13 First Amendment dated May 15, 1998 to Agreement dated April 21, 1998. 10.14 Second Amendment dated October 29, 1998 to Agreement dated April 21, 1998

     (b) Reports on Form 8-K

         Inapplicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                 SUPER 8 MOTELS, LTD.

By (Signature and Title)     /s/ Philip B. Grotwohl
                             ------------------------------
                             Philip B. Grotewohl,
                             Chairman of Grotewohl Management Services, Inc.,
                             General Partner

Date April 12, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)     /s/ Philip B. Grotwohl
                             --------------------------------
                             Philip B. Grotewohl,
                             Chief executive  officer,  chief financial officer,
                             chief accounting  officer and director of Grotewohl
                             Management Services, Inc., General Partner

Date: April 12, 1999